Form 10-Q
period 1996-03-31
MARION CAPITAL HOLDINGS INC
filed 1996-05-15
CIK 894372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO _________________

                         Commission file number: 0-21108

                          MARION CAPITAL HOLDINGS, INC.
               (Exact name of registrant specified in its charter)


          Indiana                                              35-1872393
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

                              100 West Third Street
                                  P.O. Box 367
                              Marion, Indiana 46952
                    (Address of principal executive offices,
                               including Zip Code)

                                 (317) 664-0556
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of May 9, 1996 was 1,925,222.

                          Marion Capital Holdings, Inc.

                                    Form 10-Q

                                      Index

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                            1

          Consolidated Condensed Statement of Financial Condition as of March 31, 1996 and June 30, 1995

          Consolidated Condensed Statement of Income for the three- and nine-month periods ended March 31, 1996 and 1995

          Consolidated Condensed Statement of Cash Flows for the nine months ended March 31, 1996 and 1995

          Consolidated Condensed Statement of Changes in Shareholders' Equity for the nine months ended March 31, 1996

          Notes to Consolidated Financial Statements                      6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and
                  Results of Operations                                   7

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                            11

Item 6.     Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                               13

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                            March 31,         June 30,
                                                              1996              1995
                                                         -------------    -------------
ASSETS
   Cash                                                  $   1,669,848    $   2,178,493
   Short-term interest bearing deposits                     12,543,860        1,304,691
                                                         -------------    -------------
      Total cash and cash equivalents                       14,213,708        3,483,184
   Investment securities available for sale                  1,997,500        2,985,263
   Investment securities held to maturity
      (market value $8,539,288 and $14,313,940)              8,629,933       14,644,838
   Mortgage-backed securities (market value $1,910,409
      and $2,578,056)                                        1,934,747        2,629,816
   Loans receivable, net                                   139,631,494      136,323,446
   Real estate owned, net                                      175,320          205,723
   Premises and equipment                                    1,458,228        1,495,608
   Stock in Federal Home Loan Bank (at cost which
      approximates market)                                     909,100          909,100
   Other assets                                             10,378,762       10,033,778
                                                         -------------    -------------
      Total assets                                       $ 179,328,792    $ 172,710,756
                                                         =============    =============

LIABILITIES
   Deposits                                              $ 125,129,341    $ 120,613,003
   Advances from FHLB                                        6,741,474        6,963,152
   Advances by borrowers for taxes and
      insurance                                                336,211          214,170
   Other liabilites                                          4,090,934        3,056,406
                                                         -------------    -------------
      Total liabilities                                    136,297,960      130,846,731
SHAREHOLDERS' EQUITY Preferred Stock:
      Authorized and unissued--2,000,000 shares                     --               --
   Common stock, without par value:
      Authorized--5,000,000 shares
      Issued and outstanding--2,003,170 and
      1,986,288 shares                                      15,641,984       15,489,336
   Retained earnings                                        27,885,728       27,114,816
   Unrealized loss on securities available for sale             (1,429)          (9,235)
   Unearned compensation                                      (495,451)        (730,892)
                                                         -------------    -------------
      Total shareholders' equity                            43,030,832       41,864,025
                                                         -------------    -------------
   Total liabilities and shareholders' equity            $ 179,328,792    $ 172,710,756
                                                         =============    =============

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                   Three Months Ended                        Nine Months Ended
                                                          March 31,                                 March 31,
                                                ----------------------------                -----------------
                                                  1996               1995                    1996            1995
                                                  ----               ----                    ----            ----
Interest income
   Loans                                          $3,150,366        $2,931,404            $ 9,416,563        $8,524,222
   Mortgage-backed securities                         24,577            33,757                 85,909           103,257
   Federal funds sold                                    ---               ---                    ---            14,234
   Interest-bearing deposits                          87,256            30,653                199,855            95,575
   Investment securities                             183,212           241,258                626,617           742,369
   Other interest and dividend income                 18,083            17,702                 54,746            47,490
                                                 -----------       -----------           ------------       -----------
      Total interest income                        3,463,494         3,254,774             10,383,690         9,527,147
Interest expense
   Deposits                                        1,592,905         1,380,453              4,746,469         4,036,146
   Advances from FHLB                                114,002           119,116                348,088           261,789
   Securities sold under agreement
      to repurchase                                    7,072               ---                 52,159               ---
                                                 -----------     -------------           ------------     -------------
   Total interest expense                          1,713,979         1,499,569              5,146,716         4,297,935
                                                  ----------        ----------             ----------        ----------
Net interest income                                1,749,515         1,755,205              5,236,974         5,229,212
   Provision for losses on loans                         ---               ---                 24,243            65,000
                                               -------------     -------------            -----------       -----------
Net interest income after
   provision for losses on loans                   1,749,515         1,755,205              5,212,731         5,164,212
                                                  ----------        ----------             ----------        ----------
Other income
   Annuity and other commissions                      38,955            32,716                121,550           107,932
   Equity in losses of limited
      partnerships                                  (53,829)          (45,443)              (149,482)         (134,492)
   Other income                                       17,763            22,336                 73,573            59,607
                                                 -----------       -----------            -----------       -----------
      Total other income                               2,889             9,609                 45,641            33,047
                                                 -----------       -----------            -----------       -----------
Other expenses
   Salaries and employee benefits                    589,196           768,294              1,764,926         1,753,240
   Occupancy expense                                  41,602            37,016                117,917           119,739
   Equipment expense                                  16,260            13,250                 43,827            37,668
   Deposit insurance expense                          82,056            80,188                244,346           243,646
   Real estate operations, net                         3,144         (165,128)               (15,191)         (100,795)
   Other expenses                                    195,300           179,548                560,457           586,105
                                                 -----------       -----------            -----------       -----------
      Total other expenses                           927,558           913,168                716,282         2,639,603
                                                 -----------       -----------            -----------       -----------
Income before income taxes                           824,846           851,646              2,542,090         2,557,656
   Income tax expense                                216,346           220,118                690,128           738,554
                                                 -----------       -----------            -----------       -----------
Net income                                        $  608,500        $  631,528             $1,851,962        $1,819,102
                                                  ==========        ==========             ==========        ==========
Per Share:
   Net income                                          $0.29             $0.30                  $0.89             $0.83
   Dividends                                           $0.18             $0.15                  $0.54             $0.45

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                          Common Stock                                                Unearned         Total
                                    -------------------------        Retained     Unrealized loss   Compensation    Shareholders'
                                    Shares          Amount           Earnings      on Securities        RRP           Equity
                                    ---------    ------------    -------------   ---------------    -------------  -------------
Balances, July 1, 1995              1,986,288    $ 15,489,336    $ 27,114,816    $     (9,235)   $   (730,892)   $ 41,864,025

Stock  repurchases                    (10,000)       (206,250)             --              --              --        (206,250)

Exercise of stock options              26,882         268,820              --              --              --         268,820

Amortization of unearned
   compensation                            --              --              --              --         235,441         235,441

Net change in unrealized
   loss on securities
   available for sale                      --              --              --           7,806              --           7,806

Net income for the nine months
   ended March 31, 1996                    --              --       1,851,962              --              --       1,851,962

Tax benefit on compensation
   plans                                   --          90,078              --              --              --          90,078

Cash dividends                             --              --      (1,081,050)             --              --      (1,081,050)
                                 ------------    ------------    ------------    ------------    ------------    ------------
Balances, March 31, 1996            2,003,170    $ 15,641,984    $ 27,885,728    $     (1,429)   $   (495,451)   $ 43,030,832
                                 ============    ============    ============    ============    ============    ============

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                            Nine Months Ended
                                                               March 31,
                                                       1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                       $ 1,851,962     $ 1,819,102
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Provision for loan losses                          24,243          65,000
      Provision for real estate owned loss             (19,136)        (140,000)
      Equity in loss of limited partnerships            149,482         134,492
      Amortization of net loan origination fees       (168,474)        (119,582)
      Net amortization (accretion) of investment
        securities' premiums and discounts               15,593          (1,449)
      Net amortization (accretion) of mortgage-
        backed securities and CMO premiums                5,978           7,008
      Amortization of unearned compensation             268,820         202,401
      Depreciation                                       58,035          48,163
      Deferred income tax                             (142,667)           1,616
      Origination of loans for sale                 (5,350,786)      (2,074,349)
      Proceeds from sale of loans                     5,350,786       2,074,349
      Change in:
        Interest receivable                            (40,895)         (69,834)
        Interest payable and other liabilities        1,034,528       1,409,153
        Cash value of insurance                        (85,000)         (81,000)
        Prepaid expense and other assets                105,520          37,621
                                                  -------------     ------------
      Net cash provided by operating
        activities                                    3,057,989       3,312,691
                                                   ------------      -----------

INVESTING ACTIVITIES
   Purchase of term federal funds                           ---      (2,128,000)
   Proceeds from term federal funds
      maturities                                            ---       2,128,000
   Purchase of investment securities
      available for sale                            (1,984,528)             ---
   Proceeds from maturity of investment
      securities available for sale                   2,984,528       2,000,000
   Proceeds from maturity of investment
      securities held to maturity                     6,000,000         290,000
   Contribution to limited partnership                (290,000)        (290,000)
   Payments on mortgage-backed securities               689,091         201,259
   Net changes in loans                             (3,182,282)      (6,160,727)
   Proceeds from real estate owned sales                 36,850         333,767

   Purchases of premises and equipment                20,655            (12,937)
                                                ------------       ------------
      Net cash provided (used) by investing
        activities                                 4,274,314         (3,638,638)
                                                ------------       ------------

FINANCING ACTIVITIES Net change in:
      Noninterest-bearing deposits, NOW
        passbook and money market savings
        accounts                                     745,728         (5,658,430)
      Certificates of deposit                      3,770,610          3,202,306
   Proceeds from FHLB advances                     3,000,000          8,000,000
   Repayment of FHLB advances                     (3,221,678)        (4,236,848)
   Proceeds from securities sold under
      agreement to repurchase                      2,771,346                 --
   Repayment of securities sold under
      agreement to repurchase                     (2,771,346)                --
   Net change in advances by borrowers for
      taxes and insurance                            122,041             94,381
   Proceeds from exercise of stock option            268,820             63,690
   Stock repurchases                                (206,250)        (1,939,940)
   Dividends paid                                 (1,081,050)          (956,317)
                                                ------------       ------------
      Net cash provided (used) by
        financing activities                       3,398,221         (1,431,158)
                                                ------------       ------------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS                                    10,730,524         (1,757,105)

      CASH AND CASH EQUIVALENTS,
        BEGINNING OF PERIOD                        3,483,184          6,017,441
                                                ------------       ------------

      CASH AND CASH EQUIVALENTS,
        END OF PERIOD                           $ 14,213,708       $  4,260,336
                                                ============       ============

ADDITIONAL CASH FLOWS AND
   SUPPLEMENTARY INFORMATION
   Interest paid                                $  4,365,541       $  3,647,496
   Income tax paid                                   729,958            763,959
   Loan balances transferred to real
      estate owned                                   362,001          2,614,387
   Loans to finance the sale of real
      estate owned                                   458,500          3,434,850

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Marion Capital Holdings, Inc. (the "Company") and its subsidiary First Federal Savings Bank of Marion (the "Bank").

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments, comprising only normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 1996, results of operations for the three month and nine month periods ending March 31, 1996 and 1995, and cash flows for the nine month period ended March 31, 1996 and 1995.

NOTE B:  Dividends and Earnings Per Share

On February 19, 1996, the Board of Directors declared a quarterly cash dividend of $.18 per share. This dividend was paid on March 15, 1996 to shareholders of record as of March 1, 1996.

The per share amounts were computed based on average common and common equivalent shares outstanding for the three month and nine month periods ended March 31, 1996 of 2,078,977 and 2,074,370, respectively. For the three month and nine month periods ended March 31, 1995, average common and common equivalent shares outstanding amounted to 2,164,301 and 2,203,506 respectively.

NOTE C:  Stock Repurchase Plan

On March 20, 1996, the Company announced its fifth stock repurchase program since converting to stock form on March 18, 1993. The Board of Directors approved the repurchase, from time to time, of up to 100,658 shares of the Company's outstanding shares of Common Stock. These repurchases were completed in early April 1996, with the Company acquiring all 100,658 shares at an average price of $20.53. As a result, the number of outstanding shares was reduced to 1,912,512 and the book value per share increased to $21.53. These open market purchases are intended to enhance the book value per share and enhance the potential for growth in earnings per share.

NOTE D:  Accounting Changes

In 1993, the Financial Accounting Standards Board issued SFAS No. 114 entitled Accounting by Creditors for Impairment of a Loan. The effective date of this Statement is for the Company's fiscal year beginning July 1, 1995. The adoption of SFAS No. 114 by the Company is not expected to have a material effect on its financial position or results of operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The Company's total assets were $179.3 million at March 31, 1996 compared to $172.7 million at June 30, 1995. Cash and cash equivalents increased $10.7 million or 308.1% while investment securities decreased by $7.0 million, or 39.7% from June 30, 1995 until March 31, 1996. This was the result of investments maturing and funds being temporarily held in short-term deposits. Loans receivable were $139.6 million at March 31, 1996, an increase of $3.3 million, or 2.4%, from June 30, 1995. This increase is due primarily to originations of 1-4 family and multi-family real estate loans. Real estate owned decreased to $175,000 at March 31, 1996 compared to $206,000 at June 30, 1995.

Deposits increased to $125.1 million at March 31, 1996 compared to $120.6 million at June 30, 1995, a 3.7% increase. This $4.5 million increase represented an $746,000 increase in passbook and transaction accounts and an approximate $3,771,000 increase in certificate of deposit accounts. This increase in total deposits results primarily from new inflow of funds into the one-year certificate of deposit accounts. Management has encouraged this investment since it has a large percentage of loan repricing once very twelve months. The Bank continues to pay competitive rates on its savings products compared to other financial institutions in its market area.

Other liabilities increased from $3.1 million at June 30, 1995 to $4.1 million at March 31, 1996 as a result of normal operational increases. The increase consists primarily in an increase of $792,000 in accrued interest payable on deposits since a majority of the certificates of deposit compound semi-annually at June 30 and December 31.

Shareholders' equity was $43.0 million at March 31, 1996, compared to $41.9 million at June 30, 1995.

Net income for the nine months ended March 31, 1996 of $1,851,962 represents a 1.8% increase in income reported for the same period in the prior year. For the nine months ended March 31, 1996, First Federal made a provision of $24,000 for general loan losses compared to $65,000 in loss provisions for the same period in the prior year. Management continues to review its current portfolio to ensure that total loss reserves remain adequate.

Results of Operations Comparison of Three Months Ended March 31, 1996 and March 31, 1995

Net income for the three months ended March 31, 1996 was $608,500 compared with $631,528 for the three months ended March 31, 1995, a decrease of $23,028 or 3.6%. Interest income for the three months ended March 31, 1996 increased $208,720 or 6.4% compared to the same period in the prior year, while interest expense for the three months ended March 31, 1996 increased $214,410 or 14.3% compared to the same period in the prior year.

As a result, net interest income for the three months ended March 31, 1996, amounted to $1,749,515, a decrease of $5,690 or .3% compared to the same period in the prior year.

No provision for losses on loans was made for the three months ended March 31, 1996, and no provision was reported in the same period last year.

Total other income decreased by $6,720 for the three months ended March 31, 1996, compared to the same period in the prior year. This decrease was attributed to increased operating losses from limited partnerships.

Total other expenses increased by $14,390 or 1.6% for the three months ended March 31, 1996, compared to the same period in the prior year. Salaries and employee benefits decreased $179,098, or 23.3% due to adjustment in accrued benefits in the prior year. Real estate operation expense increased by $168,272 for the three months ended March 31, 1996, compared to the same period in the prior year due to liquidation of properties held in real estate owned and the reversal of loss provisions in the amount of $175,000 when properties were sold, resulting in fewer losses than expected.

Income tax expense for the three months ended March 31, 1996 amounted to $216,346, a decrease of $3,772 over the three months ended March 31, 1995, as the result of decreased income. The Company's effective tax rate for the three months ended March 31, 1996, was 26.2% compared to 25.8% for the comparable period in 1995.

Results of Operations Comparison of Nine Months Ended March 31, 1996 and March 31, 1995

Net income for the nine months ended March 31, 1996 was $1,851,962 compared with $1,819,102 for the nine months ended March 31, 1995, an increase of $32,860 or 1.8%. Interest income for the nine months ended March 31, 1996 increased $856,543 or 9.0% compared to the same period in the prior year, while interest expense for the nine months ended March 31, 1996 increased $848,781 or 19.7% compared to the same period in the prior year. These increases reflect the repricing of assets and liabilities to higher rates and an increase in deposit balances outstanding. As a result, net interest income for the nine months ended March 31, 1996 amounted to $5,236,974, an increase of $7,762 or 0.1% compared to the same period in the prior year.

A $24,000 provision for loss on loans for the nine months ended March 31, 1996 was made compared to a $65,000 provision reported in the same period last year. With non-performing loans decreasing, management believes that the allowance for loan losses is adequate at this time.

Total other income increased by $12,594 for the nine months ended March 31, 1996, compared to the same period in the prior year, in part as the result of increased sales of annuity and security products. Annuity and security product sales commissions were up $13,618, or 12.6%, for the nine months ended March 31, 1996, compared to same period in the prior year.

Total other expenses increased by $76,679 or 2.9%, for the nine months ended March 31, 1996, compared to the same period in the prior year. Salaries and employee benefits increased $11,686, or 0.7%. Real estate operation expense increased by $85,604 for the nine months ended March 31, 1996, compared to the same period in the prior year, due to the disposition on properties held in real estate owned.

Income tax expense for the nine months ended March 31, 1996 amounted to $690,128, an decrease of $48,426 from the nine months ended March 31, 1995. The Company's effective tax rate for the nine months ended March 31, 1996 was 27.1% compared to 28.9% for the comparable period in 1995.

Asset Quality

Allowance for loan losses amounted to $2.0 million at March 31, 1996, which was unchanged from June 30, 1995 after adjusting for charge-offs and recoveries. Management considered the allowances for loan and real estate losses at March 31, 1996, to be adequate to cover estimated losses inherent in those portfolios at that date, and its consideration included probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, real estate owned, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table illustrates the changes affecting the allowance accounts for the nine months ended March 31, 1996.

                                            Allowance for              Allowance for           Total
                                            loan losses                REO losses              Allowances

Balances at July 1, 1995..................       $2,012,602               $   63,534             $2,076,136
Provision for losses......................           24,243                 (19,136)                  5,107
Recoveries................................            1,831                    6,812                  8,643
Loans and REO charged off.................         (30,101)                 (49,181)               (79,282)
                                                ----------                ----------            -----------

Balances at March 31, 1996................       $2,008,575               $    2,029             $2,010,604
                                                 ==========               ==========             ==========



The loan loss reserves to total loans at March 31, 1996 equalled 1.42% of total loans outstanding, compared to 1.45% of total loans outstanding at June 30, 1995. Total non-performing assets decreased during the nine months ended March 31, 1996, from $2.0 million at June 30, 1995 to $1.7 million at March 31, 1996. Non performing assets at March 31, 1996 consisted of $175,000 in real estate owned and loans delinquent greater than 90 days of $1.5 million.

Total non-performing loans totaled 1.08% of total loans outstanding at March 31, 1996 compared to 1.27% of total loans at June 30, 1995.

The following table further depicts the amounts and categories of the Bank's non-performing assets. It is the policy of the Bank that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                    March 31,        June 30,
                                                      1996             1995
                                                    -------         ---------
                                                     (Dollars in thousands)

Accruing loans delinquent
     more than 90 days......................        $     ---       $     ---
Non-accruing loans:
     Residential............................            1,474           1,698
     Multi-family...........................                              ---
     Commercial.............................              ---             ---
     Consumer...............................               24              54
Troubled debt restructurings................              ---             ---
                                                      -------         -------
     Total non-performing loans                         1,498           1,752
Real estate owned, net                                    175             206
                                                      -------         -------
     Total non-performing assets                       $1,673          $1,958
                                                       ======          ======

Non-performing loans to total
     loans,                                             1.06%           1.27%
Non-performing assets to
     total assets                                       0.93%           1.13%

Average Balances and Interest

The following table presents for the periods indicated the monthly average balances of the Company's interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average yields earned and rates paid. Such yields and costs are determined by dividing income or expense by the average balance of assets or liabilities for the periods presented.

                                                            Three Months Ended March 31
                                    -------------------------------------------------------------------------------
                                                  1996                                        1995
                                    -----------------------------------        ------------------------------------
                                                                 (Dollars in thousands)

                                    Avg.                          Avg.          Avg.                        Avg.
                                    Bal.           Interest       Rate          Bal.          Interest      Rate
Total interest-
   earning assets                 $165,372           $3,464         8.38%      $160,284          $3,255       8.12%
Total interest-
   bearing liabilities             129,413            1,714         5.30        124,301           1,500       4.83
                                                    -------                                     -------

Net interest income/
Interest rate spread                                 $1,750         3.08                         $1,755       3.29
                                                     ======                                      ======



                                                             Nine Months Ended March 31
                                    ---------------------------------------------------------------------------------
                                                  1996                                        1995
                                    -----------------------------------         -------------------------------------
                                                                  (Dollars in thousands)

                                    Avg.                          Avg.          Avg.                        Avg.
                                    Bal.           Interest       Rate          Bal.          Interest      Rate
Total interest-
   earning assets                 $164,717          $10,384        8.41%       $160,008          $9,527       7.94%
Total interest-
   bearing liabilities             128,673            5,147        5.33         123,913           4,298       4.62
                                                   --------                                     -------

Net interest income/
Interest rate spread                                $ 5,237        3.08                          $5,229       3.32
                                                    =======                                      ======

Financial Condition

Shareholders' equity at March 31, 1996 was $43,030,832, an increase of $1,166,807 or 2.8% from June 30, 1995. The Company's equity to asset ratio was 24.00% at March 31, 1996 compared to 24.24% at June 30, 1995. All fully phased-in capital requirements are currently met. The following table depicts the amounts and ratios of the Bank's capital as of March 31, 1996 (in thousands) under each of the three regulatory capital requirements (tangible, core, and fully phased-in risk based):

                                    Tangible           Core          Risk-Based
                                     Capital          Capital          Capital
                                    --------         ----------      ----------
Amount                               $38,162           $38,162        $39,534
As a percent of assets, as
   defined                              21.9%             21.9%          36.2%
Required amount                      $ 2,611           $ 5,223        $ 8,730
As a percent of assets, as
  defined                                1.5%              3.0%           8.0%
Capital in excess of required
  amount                             $35,551           $32,939        $30,804


Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 5%, of which 1% must be comprised of short-term investments. At March 31, 1996, the Bank's
liquidity   ratio  was  18.6%  of  which  12.6%  was   comprised  of  short-term
investments.

Other Matters

On February 29, 1996, Robert Burchard retired at age 65 as President of the Company and its wholly owned bank subsidiary. Burchard had been with the Bank since 1959 and as its President since 1983. He had been President of the Company since its formation in November 1992. He will become Vice Chairman of both Boards of Directors.

John M. Dalton became President and CEO of both the Company and the Bank. He has been with the Bank for 33 years. Larry G. Phillips became Sr. Vice President and Secretary-Treasurer of both the Company and the Bank. He has been with the Bank for 19 years. Both Dalton and Phillips had served as officers of the Company since the formation. In addition, Tim D. Canode was appointed Vice President of the Company. He also serves as Vice President of the Bank and has served with the bank for 23 years.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor the Bank were during the three-month period ended March 31, 1996 or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following exhibits are attached to this report on Form 10-Q:

          (27) Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1995.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MARION CAPITAL HOLDINGS, INC.


Date:  May 14, 1996                                By: /s/ John M. Dalton
                                                       ------------------------
                                                       John M. Dalton,
                                                       President


Date:  May 14, 1996                                By: /s/ Larry G. Phillips
                                                       ------------------------
                                                       Larry G. Phillips,
                                                       Vice President,
                                                       Secretary and Treasurer