Form 10-K
period 1996-06-30
MARION CAPITAL HOLDINGS INC
filed 1996-09-27
CIK 894372

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]   Annual  Report  Pursuant  to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the fiscal year ended June 30, 1996
                                                            or
[  ]  Transaction Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number        0-21108

                          MARION CAPITAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                INDIANA                                        35-1872393
        (State or other Jurisdiction                        (I.R.S. Employer
   of Incorporation or Organization)                     Identification Number)

100 West Third Street, P.O. Box 367, Marion, Indiana                 46952
                  (Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number including area code:
                                                      (317) 664-0556

Securities Registered Pursuant to Section 12(b) of the Act:
                                                           NONE

Securities Registered Pursuant to Section 12(g) of the Act:
                                              Common Stock, without par value
                                                     (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of August 23, 1996, was $33,979,017.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of August 23, 1996, was 1,838,442 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 1996 are incorporated into Part II. Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated into Part III.

                            Exhibit Index on Page 36
                               Page 1 of 41 Pages

                          MARION CAPITAL HOLDINGS, INC.
                                    Form 10-K
                                      INDEX


PART 1                                                                     Page

Item 1.       Business...................................................     1
Item 2.       Properties.................................................    31
Item 3.       Legal Proceedings..........................................    31
Item 4.       Submission of Matters to a Vote of Security Holders........    31
Item 4.5.     Executive Officers of MCHI.................................    31

PART II

Item 5.       Market for Registrant's Common Equity and Related
                  Stockholder Matters....................................    32
Item 6.       Selected Consolidated Financial Data.......................    33
Item 7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................    33
Item 8.       Financial Statements and Supplementary Data................    33
Item 9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................    33

PART III

Item 10.      Directors and Executive Officers of the Registrant.........    33
Item 11.      Executive Compensation.....................................    33
Item 12.      Security Ownership of Certain Beneficial Owners
                  and Management.........................................    33
Item 13.      Certain Relationships and Related Transactions.............    33

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K............................................    34
Signatures        .......................................................    35

                                     PART I

Item 1.  Business.

General

         Marion Capital Holdings, Inc. ("MCHI") is an Indiana corporation organized on November 23, 1992, to become a unitary savings and loan holding company. MCHI became a unitary savings and loan holding company upon the conversion (the "Conversion") of First Federal Savings Bank of Marion (the "Bank" and together with MCHI, the "Company") from a federal mutual savings bank to a federal stock savings bank on March 18, 1993. The principal asset of MCHI consists of 100% of the issued and outstanding shares of common stock, $0.01 par value per share, of the Bank. The Bank began operations in Marion, Indiana, as a federal savings and loan association in 1936, and converted to a federal mutual savings bank in 1986.

         The Bank offers a number of consumer and commercial financial services. These services include: (i) residential and commercial real estate loans; (ii) multi-family loans; (iii) construction loans; (iv) installment loans; (v) loans secured by deposits; (vi) auto loans; (vii) NOW accounts; (viii) consumer and commercial demand deposit accounts; (ix) individual retirement accounts; and (x) tax deferred annuities and mutual funds through its service corporation subsidiary, First Marion Service Corporation ("First Marion"). The Bank provides these services at two-full service offices, one in Marion and one in Decatur, Indiana. The Bank's market area for loans and deposits consists of Grant and surrounding counties and Adams County in Indiana.

         The Company's primary source of revenue is interest income from the Bank's lending activities. The Bank's principal lending activity is the origination of conventional mortgage loans to enable borrowers to purchase or refinance one- to four-family residential real property. At June 30, 1996, 58.3% of the Company's total loan and mortgage-backed securities portfolio consisted of conventional mortgage loans on residential real property. These loans are generally secured by first mortgages on the property. Substantially all of the residential real estate loans originated by the Bank are secured by properties located in Grant and Adams Counties. The Bank also offers secured and unsecured consumer-related loans (including installment loans, loans secured by deposits, home equity loans, and auto loans). The Company has a significant commercial real estate portfolio, with a balance of $36.2 million at June 30, 1996, or 24.2% of total loans and mortgage-backed securities. The Bank also makes a limited number of construction loans, which constituted $5.0 million or 3.3% of the Company's total loans and mortgage-backed securities at June 30, 1996, and a limited number of commercial loans which are not secured by real estate.

         In the early 1980s most savings institutions' loan portfolios consisted of long-term fixed-rate loans which then carried low interest rates. At the same time, most savings associations had to pay competitive and high market interest rates in order to maintain deposits. This resulted in a "negative" interest spread. The Bank experienced these problems, but responded to them as changes in regulations over the period permitted, and has been quite successful in managing its interest rate risk. Among its strategies has been an emphasis on originating adjustable-rate mortgage loans ("ARMs") which permit the Bank to better match the interest it earns on mortgage loans with the interest it pays on deposits, with interest rate minimums. As of June 30, 1996, ARMs constituted 89.6% of the Company's total mortgage loan portfolio. Additionally, the Bank attempts to lengthen liability repricing by aggressively pricing longer term certificates of deposit during periods of relatively low interest rates and investing in intermediate-term or variable-rate investment securities.

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Company's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for possible loan losses and deferred net loan fees on loans. Because the Conversion did not occur until March 18, 1993, the information at June 30, 1992 represents loan data for the Bank only.


                                                                      At June 30,
                                 ---------------------------------------------------------------------------------------------------
                                       1996                 1995                 1994               1993               1992
                                 ---------------------------------------  ------------------  -----------------  -------------------
                                             Percent            Percent              Percent           Percent             Percent
                                  Amount    of Total    Amount  of Total    Amount  of Total  Amount   of Total   Amount   of Total
                                 ---------  --------   -------- --------   -------  --------  -------  --------   -------  --------
                                                                        (Dollars In Thousands)
TYPE OF LOAN
Mortgage loans:
   Residential.................. $  87,106    58.26%  $  81,651  56.21%   $  76,573  55.72%  $  76,806   54.41%  $  74,545   53.12%
   Commercial real estate.......    36,170    24.19      35,937  24.74       35,003  25.47      39,348   27.87      44,505   31.70
   Multi-family.................    15,573    10.42      14,495   9.98       12,039   8.76      12,686    8.99      12,360    8.81
Construction:
   Residential..................     3,904     2.61       3,448   2.37        3,164   2.30       2,479    1.76       2,240    1.60
   Commercial real
     estate.....................       506      .34       1,257    .87        1,159    .84       1,479    1.05       1,135     .81
   Multi-family.................       584      .39       2,627   1.81        3,809   2.77       2,784    1.97         446    .32
Consumer loans:
   Installment loans............     2,725     1.82       1,897   1.30        1,340    .98       1,557    1.10       1,909    1.36
   Loans secured by deposits....       883      .59         797    .55          822    .60         806     .57       1,030     .73
   Home equity loans............       399      .27         405    .27          494    .36         584     .42         725     .52
   Auto loans...................       169      .11         120    .08          113    .08         130     .09         187     .13
   Home improvement loans.......       ---      ---         ---    ---            1    .00           4     .00          11     .01
   Education loans..............       ---      ---         ---    ---          ---    ---           1     .00           3     .00
Commercial loans................         7      .00           9    .01           14    .01          57     .04         107     .08
Mortgage-backed securities......     1,491     1.00       2,630   1.81        2,905   2.11       2,446    1.73       1,131     .81
                                  --------   ------    -------- ------     -------- ------    --------  ------    --------  ------
   Gross loans receivable and
      mortgage-backed
      securities................  $149,517   100.00%   $145,273 100.00%    $137,436 100.00%   $141,167  100.00%   $140,334  100.00%
                                  ========   ======    ======== ======     ======== ======    ========  ======    ========  ======

TYPE OF SECURITY
   Residential (1)..............  $  92,888   62.13%  $  88,109  60.65%    $ 83,108  60.47%  $  81,636   57.83%  $  78,410   55.86%
   Commercial real estate.......    36,688    24.54      37,219  25.62       36,191  26.33      40,922   28.99      45,871   32.69
   Multi-family.................    16,157    10.81      17,122  11.79       15,848  11.53      15,470   10.96      12,806    9.13
   Autos........................       169      .11         120    .08          113    .08         130     .09         187     .13
   Deposits.....................       883      .59         797    .55          822    .60         806     .57       1,030     .73
   Other security...............         7      .00           9    .01           14    .01          12     .01          25     .03
   Unsecured....................     2,725     1.82       1,897   1.30        1,340     98       2,191    1.55       2,005    1.43
                                  --------   ------    -------- ------     -------- ------    --------  ------    --------  ------
   Gross loans receivable and
        mortgage-backed
        securities..............   149,517   100.00     145,273 100.00      137,436 100.00     141,167  100.00     140,334  100.00
                                  --------   ------    -------- ------     -------- ------    --------  ------    --------  ------
Deduct:
Allowance for possible losses
   on loans.....................     2,009     1.34       2,013   1.39        2,050   1.49       2,051    1.45       2,305    1.64
Deferred net loan fees..........       313      .21         303    .21          333    .24         435     .31         523     .38
Loans in process................     2,539     1.70       4,004   2.75        5,056   3.68       3,235    2.29       3,118    2.22
                                  --------   ------    -------- ------     -------- ------    --------  ------    --------  ------
   Net loans receivable including
     mortgage-backed securities.  $144,656    96.75%   $138,953  95.65%    $129,997  94.59%   $135,446   95.95%   $134,388   95.76%
                                  ========   ======    ======== ======     ======== ======    ========  ======    ========  ======
Mortgage Loans
   Adjustable rate..............  $128,811    89.55%   $120,496  86.43%    $113,184  85.91%   $116,872   86.20%   $113,686   84.07%
   Fixed rate...................    15,032    10.45      18,919  13.57       18,563  14.09      18,710   13.80%     21,545   15.93
                                  --------   ------    -------- ------     -------- ------    --------  ------    --------  ------
     Total......................  $143,843   100.00%   $139,415 100.00%    $131,747 100.00%   $135,582  100.00%   $135,231  100.00%
                                  ========   ======    ======== ======     ======== ======    ========  ======    ========  ======
- -----------------

(1) Includes majority of mortgage-backed securities, home equity loans and home improvement loans.

   The following table sets forth certain information at June 30, 1996, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                                              Due During Years Ended June 30,
                               Balance    ------------------------------------------------------------------------
                             Outstanding                                  2000       2002       2007       2012
                             At June 30,                                   to         to         to         and
                                1996         1997     1998      1999      2001       2006       2011     following
                             -----------  --------  -------   -------    -------   -------    -------    ---------
                                                                 (In Thousands)
Mortgage loans:
   Residential............   $  91,010    $   671   $   258   $   743     $1,660   $14,496    $35,419      $37,763
   Multi-family...........      16,157        727       671     2,105        ---     1,290      5,795        5,569
   Commercial real
     estate...............      36,676        388     2,137     6,416      3,395     8,325      7,873        8,142
Consumer loans:
   Home improvement ......         ---        ---       ---       ---        ---       ---        ---          ---
   Home equity............         399        121       135        68         16       ---        ---           59
   Auto...................         169         12        33        41         83       ---        ---          ---
   Installment............       2,725      1,389       352       257        465       166         96          ---
   Loans secured
     by deposits..........         883        611        93        76         91        12        ---          ---
Mortgage-backed
   securities ............       1,491         27       817       ---        ---       647        ---          ---
Commercial loans  .....              7          7       ---       ---        ---       ---        ---          ---
                              --------     ------    ------    ------     ------   -------    -------      -------
   Total..................    $149,517     $3,953    $4,496    $9,706     $5,710   $24,936    $49,183      $51,533
                              ========     ======    ======    ======     ======   =======    =======      =======

      The following table sets forth, as of June 30, 1996, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable interest rates.


                                                                  Due After June 30, 1997
                                                ----------------------------------------------------
                                                Fixed Rates           Variable Rates         Total
                                                -----------           --------------      ----------
                                                                      (In Thousands)
Mortgage loans:
     Residential...............................   $  7,753              $  82,586          $  90,339
     Multi-family..............................        925                 14,505             15,430
     Commercial real estate....................      5,983                 30,305             36,288
Consumer loans:
     Home improvement .........................        ---                    ---                ---
     Home equity...............................        ---                    278                278
     Auto......................................        139                     18                157
     Installment...............................        534                    802              1,336
     Loan secured by deposits..................        ---                    272                272
Mortgage-backed securties ....................       1,452                     12              1,464
Commercial loans ..............................        ---                    ---                ---
                                                   -------               --------           --------
     Total.....................................    $16,786               $128,778           $145,564
                                                   =======               ========           ========



         Residential Loans. Residential loans consist of one-to-four family loans. Approximately $87.1 million, or 58.3%, of the Company's portfolio of loans and mortgage-backed securities at June 30, 1996, consisted of one- to four-family mortgage loans, of which approximately 91.4% had adjustable rates. During the past year, the Company sold to the Federal Home Loan Mortgage Corporation (the "FHLMC") 95% of the principal balance of substantially all fixed rate loans originated with terms in excess of 15 years or with annual interest rates lower than 8.5% and retained all of the servicing rights on all such loans. Currently, the Company is opting to keep these fixed rate loans in its portfolio since the value of fixed rate loans remains low. The option to retain or sell fixed rate loans will be evaluated from time to time.

         The Bank originates fixed-rate loans with terms of up to 25 years. Such loans are originated in accordance with guidelines established by FHLMC to facilitate the sale of such loans to FHLMC in the secondary market. These loans amortize on a monthly basis with principal and interest due each month. As mentioned above, ninety-five percent of such loans originated during the 1996 fiscal year with terms in excess of 15 years, or annual interest rates below 8.5%, were sold to FHLMC promptly after they were originated. The Bank retained 5% of the principal balance of such sold loans as well as the servicing on all of such sold loans. Recently, the Bank has decided to retain these fixed rate loans in its portfolio. At June 30, 1996, the Company had $7.8 million of fixed rate residential mortgage loans which were originated in prior years in its portfolio, none of which were held for sale.

         Most ARMs adjust on an annual basis, although the Bank currently offers a 5-year ARM which has a fixed rate for five years, and adjusts annually thereafter. Currently, the ARMs have an interest rate average minimum of 6% and average maximum of 12%. The interest rate adjustment for substantially all of the Bank's ARMs is indexed to the One-Year Treasury Constant Maturity Index. On new residential mortgage loans, the margin above such index currently is 2.75%. The Bank offers ARMs with maximum rate changes of 2% per adjustment, and an average of 6% over the life of the loan. Generally made for terms of up to 25 years, the Bank's ARMs are not made on terms that conform with the standard underwriting criteria of FHLMC or the Federal National Mortgage Association (the "FNMA"), thereby making resale of such loans difficult. To better protect the Company against rising interest rates, the Bank underwrites its residential ARMs based on the borrower's ability to repay the loan assuming a rate equal to approximately 4% above the initial rate payable if the loan remained constant during the loan term.

         Although the Bank's residential mortgage loans are generally amortized over a 20-year period, residential mortgage loans generally are paid off before maturity. Substantially all of the residential mortgage loans that the Bank has originated include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

         The Bank generally requires private mortgage insurance on all conventional residential single-family mortgage loans with loan-to-value ratios in excess of 80%. The Bank generally will not lend more than 95% of the lower of current cost or appraised value of a residential single family property. In July 1995, the Bank's wholly-owned subsidiary, First Marion, began a 100% financing program pursuant to which the Bank would originate an 80% loan-to-value first mortgage loan using its normal underwriting standard and First Marion would finance the remaining 20%. The loans apply only to the purchase or construction of a single family residence and the borrower is required to have "above average" credit. The second mortgage loan originated by First Marion is a fixed rate mortgage loan with an interest rate of 12% and a term not to exceed 15 years. At June 30, 1996, these loans amounted to $540,000.

         Residential mortgage loans in excess of $250,000 must be approved in advance by the Bank's Board of Directors. Such loans under that amount must be approved by the Bank's Loan Committee.

         At June 30, 1996, residential mortgage loans amounting to $1.7 million,
or  1.2%  of  total  loans,   were  included  in  non-performing   assets.   See
"--Non-performing and Problem Assets."

         Commercial Real Estate Loans. At June 30, 1996, $36.2 million, or 24.2%, of the Company's total loan and mortgage-backed securities portfolio consisted of mortgage loans secured by commercial real estate. The properties securing these loans consist primarily of nursing homes, office buildings, hotels, churches, warehouses and shopping centers. The commercial real estate loans, substantially all adjustable rate, are made for terms not exceeding 25 years, and generally require an 80% or lower loan-to-value ratio. Some require balloon payments after 5, 10 or 15 years. A number of different indices, including the prime rate as announced by NBD Bank, Indianapolis, Indiana, are used as the interest rate index for these loans. The commercial real estate loans generally have minimum interest rates of 8% and maximum interest rates of 14%. Most of these loans adjust annually, but the Company has some 3-year and 5-year commercial real estate adjustable rate loans in its portfolio. The largest commercial real estate loan as of June 30, 1996, had a balance of $2.7 million.

         Because of certain credit problems it was experiencing in its commercial real estate and multi-family loan portfolio, the Bank has since the summer of 1991 limited the size of any commercial real estate or multi-family loan or participation originated or purchased to $500,000, wherever practicable. The Company held in its portfolio 25 commercial and multi-family real estate loans with balances in excess of $500,000 at June 30, 1996. The average loan balance for all such loans was $1.1 million. A significant proportion of the Company's commercial real estate loan portfolio consists of loans secured by nursing home properties. The balance of such loans totaled $16.6 million at June 30, 1996.

         Current federal law limits a savings association's investment in commercial real estate loans to 400% of its capital. In addition, the application of the Qualified Thrift Lender Test has had the effect of limiting the aggregate investment in commercial real estate loans made by the Bank. See "Regulation -- Qualified Thrift Lender." The Bank currently complies with the limitations on investments in commercial real estate loans.

         Commercial real estate loans involve greater risk than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties and are generally larger. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. At June 30, 1996, the Company had not classified any of its commercial real estate and multi-family portfolio as substandard and no loans were classified as special mention.

         The Company has a high concentration of loans secured by nursing homes. Like other commercial real estate loans, nursing home loans often involve large loan balances to single borrowers or groups of related borrowers, and have a higher degree of credit risk than residential mortgage lending. Loan payments are often dependent on the operation of the nursing home, the success of which is dependent upon the long-term health care industry. The risks inherent in such industry include the federal, state and local licensure and certification laws which regulate, among other things, the number of beds for which nursing care can be provided and the construction, acquisition and operation of such nursing facilities. The failure to obtain or maintain a required regulatory approval or license could prevent the nursing home from being reimbursed for costs incurred in offering its services or expanding its business. Moreover, a large percentage of nursing home revenues is derived from reimbursement by third party payors. Both governmental and other third party payors have adopted and are continuing to adopt cost containment measures designed to limit payment to health care providers, and changes in federal and state regulations in these areas could adversely affect such homes. Because of the Company's concentration in this area, a decline in the nursing home industry could have a substantial adverse effect on the Company's commercial real estate portfolio and, therefore, a substantial adverse effect on its operating results.

         Commercial real estate loans in excess of $200,000 must be approved in advance by the Bank's Board of Directors. Commercial real estate loans under that amount must be approved by the Bank's Loan Committee.

         Multi-Family Loans. At June 30, 1996, $15.6 millon, or 10.4%, of the Company's total loan and mortgage-backed securities portfolio consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). All of the Company's multi-family loans are secured by apartment complexes located in Indiana or Ohio. The average balance of all such multi-family mortgage loans was $336,000 as of June 30, 1996. The largest such multi-family mortgage loan as of June 30, 1996, had a balance of $1.6 million. As with the Bank's commercial real estate loans, multi-family mortgage loans are substantially all adjustable-rate loans, are written for terms not exceeding 25 years, and require at least an 80% loan-to-value ratio. At June 30, 1996, the Company had no loans secured by multi-family dwellings which were classified as substandard or included in non-performing assets.

         Multi-family loans, like commercial real estate loans, involve a greater risk than do residential loans. Also, the more stringent loans-to-one borrower limitation limits the ability of the Bank to make loans to developers of apartment complexes and other multi-family units.

         Construction Loans. The Bank offers construction loans with respect to owner-occupied residential and commercial real estate property and, in certain cases, to builders or developers constructing such properties on an investment basis (i.e., before the builder/developer obtains a commitment from a buyer). Most construction loans are made to owners who occupy the premises.

         At June 30, 1996, $5.0 million, or 3.3%, of the Company's total loan and mortgage-backed securities portfolio consisted of construction loans, of which approximately $584,000 were investment residential construction loans and $506,000 related to construction of commercial real estate projects. The largest construction loan on June 30, 1996, was $431,000. No construction loans were included in non-performing assets on that date.

         For most construction loans, the loan is actually a 20-year mortgage loan, but interest only is payable during the construction phase of the loan up to 18 months, and such interest is charged only on the money disbursed under the loan. After the construction phase (typically 6 to 12 months), regular mortgage loan payments of principal and interest are due. Appraisals for these loans are completed, subject to completion of building plans and specifications.

         Interest rates and fees vary for these loans. While construction is progressing, periodic inspections are performed for which the Bank assesses a fee.

         While providing the Company with a higher yield than a conventional mortgage loan, construction loans involve a higher level of risk. For example, if a project is not completed and the borrower defaults, the Bank may have to hire another contractor to complete the project at a higher cost. Also, a house may be completed, but may not be salable, resulting in the borrower defaulting and the Bank taking title to the house.

         Consumer Loans. Federal laws and regulations permit federally chartered savings associations to make secured and unsecured consumer loans in an aggregate amount of up to 35% of the association's total assets. In addition, a federally chartered savings association has lending authority above the 35% limit for certain consumer loans, such as property improvement loans and deposit account secured loans. However, the Qualified Thrift Lender test places additional limitations on a savings association's ability to make consumer loans.

         The Company's consumer loans, consisting primarily of installment loans, loans secured by deposits, and auto loans, aggregated $4.2 million as of June 30, 1996, or 2.8% of the Company's total loan and mortgage-backed securities portfolio. Although consumer loans are currently only a small portion of its lending business, the Bank consistently originates consumer loans to meet the needs of its customers, and the Bank intends to originate more such loans to assist in meeting its asset/liability management goals.

         The Bank makes installment loans of up to three years, which consisted of $2.7 million, or 1.8% of the Company's total loan and mortgage-backed securities portfolio at June 30, 1996. Loans secured by deposits, totaling $883,000 at June 30, 1996, are made up to 90% of the original account balance and accrue at a rate of 2% over the underlying certificate of deposit rate. Variable rate home equity loans of up to 10 years, secured by second mortgages on the underlying residential property totaled $399,000, or 0.3% of the Company's total loan and mortgage-backed securities portfolio at June 30, 1996. Automobile loans totaled only $169,000 and are made at variable and fixed rates for terms of up to five years depending on the age of the automobile and the loan-to-value ratio for the loan. The Bank does not make indirect automobile loans.

         Although consumer loans generally involve a higher level of risk than one- to four-family residential mortgage loans, their relatively higher yields and shorter terms to maturity are believed to be helpful in reducing the interest-rate risk of the loan portfolio. The Bank has thus far been successful in managing consumer loan risk. As of June 30, 1996, $11,000 of consumer loans were included in non-performing assets.

         Mortgage-Backed Securities. At June 30, 1996, the Company had $1.5 million of mortgage-backed securities outstanding, or 1.0% of the Company's total loan and mortgage-backed securities portfolio. These mortgage-backed securities have an average estimated remaining life of approximately 4 years, and may be used as collateral for borrowings and as a source of liquidity.

         Origination, Purchase and Sale of Loans. The Bank currently does not originate its ARMs in conformity with the standard criteria of the FHLMC or FNMA. The Bank would therefore experience some difficulty selling such loans in the secondary market, although most loans could be brought into conformity. The Bank has no intention, however, of attempting to sell such loans. The Bank's ARMs vary from secondary market criteria because the Bank does not use the standard loan form, does not require current property surveys in most cases, and does not permit the conversion of those loans to fixed-rate loans in the first three years of their term. These practices allow the Bank to keep the loan closing costs down.

         Although the Bank currently has authority to lend anywhere in the United States, it has confined its loan origination activities primarily in Grant and contiguous counties and in Adams County. The Bank's loan originations are generated from referrals from builders, developers, real estate brokers and existing customers, newspaper, radio and periodical advertising, and walk-in customers. Loans are originated at either the main or branch office. All loan applications are processed and underwritten at the Bank's main office.

         Under current federal law, a savings association generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000 regardless of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities under the 15% of capital limitation was $5.3 million at June 30, 1996. The Bank's portfolio of loans currently contains one borrower that exceeds the 15% of capital limitation. As of July 31, 1996, these loans exceed the limitation by $312,000. One property is currently in the process of being refinanced, and when complete, will reduce the total loans below the applicable requirements.

         The Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank studies the employment and credit history and information on the historical and projected income and expenses of its individual and corporate mortgagors.

         The Bank uses independent appraisers to appraise the property securing its loans and requires title insurance or an abstract and a valid lien on its mortgaged real estate. Appraisals on real estate securing most real estate loans in excess of $250,000, are performed by either state-licensed or state-certified appraisers, depending on the type and size of the loan. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. It also requires flood insurance to protect the property securing its interest if the property is in a flood plain. Tax and insurance payments are required to be escrowed by the Bank on all loans subject to private mortgage insurance, but this service is offered to all borrowers. Annual site visitations are made by licensed architects with respect to all commercial real estate loans in excess of $500,000.

         The Bank's Executive Committee approves all consumer loans and its Loan Committee approves all mortgage loans. Commercial real estate loans in excess of $200,000 and residential mortgage loans in excess of $250,000 must be approved in advance by the Bank's Board of Directors.

         The Bank applies consistent underwriting standards to the several types of consumer loans it makes to protect the Bank against the risks inherent in making such loans. Borrower character, credit history, net worth and underlying collateral are important considerations.

         The Bank has historically participated in the secondary market as a seller of 95% of the principal balance of its long-term fixed rate mortgage loans, as described above, although the Bank has recently begun retaining such loans in the Company's portfolio. The loans the Bank sells are designated for sale when originated. During the fiscal year ended June 30, 1996, the Bank sold $1.4 million of its fixed-rate mortgage loans, and at June 30, 1996, held no such loans for sale. The Bank obtains commitments from investors for the sale of such loans at their outstanding principal balance and these commitments are obtained prior to origination of the loans. The borrower's interest rate is equal to the rate required by the investor plus 0.375% servicing, and therefore no gains or losses are recorded at the time of the sale.

         When it sells mortgage loans, the Bank generally retains the responsibility for collecting and remitting loan payments, inspecting the properties that secure the loans, making certain that monthly principal and interest payments and real estate tax and insurance payments are made on behalf of borrowers, and otherwise servicing the loans. The Company receives a servicing fee for performing these services. The amount of fees received by the Company varies, but is generally calculated as an amount equal to a rate of .25% per annum for commercial loans and .375% per annum for residential loans on the outstanding principal amount of the loans serviced. The servicing fee is recognized as income over the life of the loans. At June 30, 1996, the Company serviced $33.6 million of loans sold to other parties of which $7.8 million or 23.2% were for loans sold to FHLMC.

         The Company occasionally purchases participations to diversify its portfolio, to supplement local loan demand and to obtain more favorable yields. The participations purchased normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of June 30, 1996, the Company held in its loan portfolio, participations in mortgage loans aggregating $10.9 million that it had purchased, all of which were serviced by others. The largest such participation it held at June 30, 1996, was in a loan secured by an apartment complex. The Company's portion of the outstanding balance on that date was approximately $1.6 million.

The following table shows loan origination, purchase, sale and repayment activity for the Bank during the periods indicated:



                                                                        Year Ended June 30,
                                                             -------------------------------------------
                                                               1996              1995             1994
                                                             --------          --------         --------
                                                                           (In Thousands)
Gross loans receivable and mortgage-backed
   securities at beginning of period......................   $145,273          $137,436         $141,167
                                                             --------          --------         --------
Originations:
   Mortgage loans:
     Residential..........................................     28,841            21,489           30,561
     Commercial real estate and multi-family..............      8,655            10,758           13,122
                                                             --------          --------         --------
     Total mortgage loans.................................     37,496            32,247           43,683
                                                             --------          --------         --------
   Consumer loans:
     Installment loans....................................      3,492             2,206            1,505
     Loans secured by deposits............................        763               521              670
                                                             --------          --------         --------
     Total consumer loans................................       4,255             2,727            2,175
                                                             --------          --------         --------
   Commercial loans.......................................        146                21               31
                                                             --------          --------         --------
     Total originations...................................     41,897            34,995           45,889
                                                             --------          --------         --------
Purchases:
   Mortgage-backed securities.............................        ---               ---            1,010
   Mortgage loans:
     Residential..........................................        500               ---              ---
     Commercial real estate and
          multi-family....................................      1,508             1,200              ---
                                                             --------          --------         --------
     Total originations and purchases.....................     43,905            36,195           46,899
                                                             --------          --------         --------
Sales:
   Mortgage loans:
     Residential..........................................      1,426               464            4,800
     Commercial real estate and multi-family..............      4,239             1,950            5,260
     Mortgage-backed securities...........................        ---               ---              ---
                                                             --------          --------         --------
       Total sales........................................      5,665             2,414           10,060
                                                             --------          --------         --------
Repayments and other deductions...........................     33,996            25,944           40,570
                                                             --------          --------         --------
Gross loans receivable and mortgage-backed
     securities at end of period..........................   $149,517          $145,273         $137,436
                                                             ========          ========         ========



         Origination and Other Fees. The Company realizes income from fees for originating commercial real estate loans (equal to one or one-half of a percentage of the total principal amount of the loan), late charges, checking and NOW account service charges, fees for the sale of mortgage life insurance by the Bank, fees for servicing loans, rental income from the lease of space to Director W. Gordon Coryea, and fees for other miscellaneous services including money orders and travelers checks. In order to increase its competitive position with respect to other mortgage lenders, the Bank does not charge points on residential mortgage loans, but does so on its commercial real estate loans. Late charges are assessed if payment is not received within 15 days after it is due.

         The Bank charges miscellaneous fees for appraisals, inspections (including an inspection fee for construction loans), obtaining credit reports, certain loan applications, recording and similar services. The Company also collects fees for Visa applications which it refers to another financial institution. The Company does not underwrite any of these credit card loans.

Non-Performing and Problem Assets

         Mortgage loans are reviewed by the Company on a regular basis and are generally placed on a non-accrual status when the loans become contractually past due 90 days or more. Once a mortgage loan is fifteen days past due, a reminder is mailed to the borrower requesting payment by a specified date. At the end of each month, late notices are sent with respect to all mortgage loans at least 20 days delinquent. When loans are 30 days in default, a third notice imposing a late charge equal to 5% of the late principal and interest payment is imposed. Contact by phone or in person is made, if feasible, with respect to all mortgage loans 30 days or more in default.

By the time a mortgage loan is 90 days past due, a letter is sent to the borrower demanding payment by a certain date and indicating that a foreclosure suit will be filed if this deadline is not met. The Board of Directors normally confers foreclosure authority at that time, but management may continue to work with the borrower if circumstances warrant.

         Consumer and commercial loans other than mortgage loans are treated similarly. Interest income on consumer and other nonmortgage loans is accrued over the term of the loan except when serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. It is the Company's policy to recognize losses on these loans as soon as they become apparent.

         Non-performing assets. At June 30, 1996, $1.9 million, or 1.1% of the Company's total assets, were non-performing assets (non-accrual loans, real estate owned and troubled debt restructurings), compared to $8.9 million, or 5.5% of the Company's total assets, at June 30, 1992. At June 30, 1996, residential loans, commercial real estate loans, consumer loans and REO accounted for 87.3%, 2.5%, 0.6% and 9.6%, respectively, of non-performing assets.

         The June 30, 1996, non-performing assets included approximately $183,000 of real estate acquired as a result of foreclosure, voluntary deed, or other means, compared to $1.6 million at June 30, 1992. Such real estate acquired is classified by the Company as "real estate owned" or "REO" until it is sold. When property is so acquired, the value of the asset is recorded on the books of the Company at the lower of the unpaid principal balance at the date of acquisition plus foreclosure and other related costs or at fair value. Interest accrual ceases when the collection of interest becomes doubtful, usually after the loan has been delinquent for 90 days or more. All costs incurred from the date of acquisition in maintaining the property are expensed.

         The following table sets forth the amounts and categories of the Company's non-performing assets (non-accrual loans, real estate owned and troubled debt restructurings). Information at June 30, 1992 represents non-performing assets data for the Bank only. It is the policy of the Company that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.



                                                                              At June 30,
                                                  --------------------------------------------------------------
                                                     1996          1995         1994        1993         1992
                                                  ----------    ---------    ----------   --------    ----------
                                                                        (Dollars in Thousands)
Accruing loans delinquent
     more than 90 days ........................      $  ---        $  ---       $  ---      $  ---        $  ---
Non-accruing loans  (1):
     Residential...............................       1,658         1,698        2,054       2,362         2,637
     Multi-family..............................         ---           ---          ---         ---           ---
     Commercial real estate....................          47           ---        2,580       2,870         4,654
     Consumer..................................          11            54            3         104            71
Troubled debt restructurings ..................         ---           ---          ---         ---           ---
                                                     ------        ------       ------      ------        ------
     Total non-performing loans................       1,716         1,752        4,637       5,336         7,362
                                                     ------        ------       ------      ------        ------
Real estate owned, net.........................         183           206          830       1,795         1,550
                                                     ------        ------       ------      ------        ------
     Total non-performing assets ..............      $1,899        $1,958       $5,467      $7,131        $8,912
                                                     ======        ======       ======      ======        ======
Non-performing loans to total
     loans, net (2) ...........................        1.18%         1.27%       3.59%        3.95%         5.43%
Non-performing assets to total assets .........        1.07%         1.13%       3.20%        4.10%         5.52%


(1) The Company generally places mortgage loans on a nonaccrual status when the loans become contractually past due 90 days or more. Interest income prevously accrued but not deemed collectible is reversed and charged against current income. Interest on these loans is then recognized as income when collected. At June 30, 1996, $1.7 million of nonaccrual loans were residential loans, $47,000 were commercial real estate loans, and $11,000 were consumer loans. For the year ended June 30, 1996, the income that would have been recorded had the non-accrual loans not been in a non-performing status totaled $153,000 compared to actual income recorded of $110,000.

(2)  Total loans less deferred net loan fees and loans in process.

         Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision ("OTS") to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the institution's Principal Supervisory Agent, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Total classified assets at June 30, 1996, were $1.2 million.

         The following table sets forth the aggregate amount of the Company's classified assets, and of the general and specific loss allowances as of the dates indicated. Information at June 30, 1992 represents classified assets data for the Bank only.


                                                                          At June 30,
                                                 ------------------------------------------------------------
                                                 1996          1995         1994         1993          1992
                                                 ----          ----         ----         ----          ----
                                                                        (In Thousands)
Substandard assets (1)..................         $1,226        $1,574      $5,111       $7,375        $ 9,468
Doubtful assets ........................            ---           ---         ---          ---            ---
Loss assets.............................            ---           ---         ---          ---            213
Special mention.........................            ---           ---        ---         2,500          3,700
                                                 ------        ------      ------       ------        -------
   Total classified assets..............         $1,226        $1,574      $5,111       $9,875        $13,381
                                                 ======        ======      ======       ======        =======
General loss allowances.................         $2,009        $2,013      $2,050       $2,051        $ 2,305
Specific loss allowances................            ---           ---         ---          ---            ---
                                                 ------        ------      ------       ------        -------
   Total allowances.....................         $2,009        $2,013      $2,050       $2,051        $ 2,305
                                                 ======        ======      ======       ======        =======

- ---------------
(1)  Includes  REO,  net,  of  $0.2,   $0.2,   $0.8,  $1.8,  and  $1.6  million,
respectively.

      The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all assets classified by the Company as substandard, doubtful or loss are included as non-performing assets, and not all of the Company's non-performing assets constitute classified assets.

      Substandard Assets. At June 30, 1996, the Company had 65 loans classified as substandard totaling approximately $1.0 million. Included in substandard assets are certain loans to facilitate the sale of the real estate owned, totaling 152,000 at June 30, 1996. These are former REO properties sold on contract that are included as substandard assets to the extent the loan balance exceeds the appraised value of the property.

      Also included in substandard assets at June 30, 1996, are slow mortgage loans (loans or contracts delinquent for generally 90 days or more) aggregating $880,000, slow consumer loans totaling $11,000 and REO of $183,000.

      Special Mention Assets. The Company classified no assets as special mention at June 30, 1996, 1995 and 1994. The Company's assets subject to special mention at June 30, 1993, and 1992 totaled $2.5 million and $3.7 million, respectively.

Allowance for Loan Losses

      The allowance for loan losses is maintained through the provision for losses on loans, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. The Company has increased the provision for losses on loans partly in recognition of changing economic conditions and its increased perception of risks inherent in its commercial real estate and multi-family loan portfolio. Loans or portions thereof are charged to the allowance when losses are considered probable. In management's opinion, the Company's allowance for possible loan losses is adequate to absorb anticipated future losses from loans at June 30, 1996.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five years ended June 30, 1996. Information for the year ended June 30, 1992 represents data for the Bank only.

                                                                           Year Ended
                                                                            June 30,
                                                  -----------------------------------------------------------
                                                   1996          1995         1994         1993         1992
                                                  ------        ------       ------       ------       ------
                                                                       (Dollars in Thousands)
Balance of allowance at
   beginning of period.......................     $2,013        $2,050       $2,051       $2,305       $1,981
                                                  ------        ------       ------       ------       ------
Add Recoveries of loans previously
   charged off -- residential real
   estate loans..............................          2            12           17            1          ---
Less charge-offs:
   Residential real estate loans.............         37            93           82           22           48
   Commercial real estate loans..............          3             2          ---          598          778
   Consumer loans............................        ---            22            1            2          ---
                                                  ------        ------       ------       ------       ------
Net charge-offs..............................         38           105           66          621          826
                                                  ------        ------       ------       ------       ------
Provisions for losses on loans...............         34            68           65          367        1,150
                                                  ------        ------       ------       ------       ------
Balance of allowance at end
   of period.................................     $2,009        $2,013       $2,050       $2,051       $2,305
                                                  ======        ======       ======       ======       ======
Net charge-offs to total average
   loans outstanding for period..............        .03%          .08%         .05%         .46%         .60%
Allowance at end of period to
   loans receivable at end of period.........       1.38          1.45         1.59         1.52         1.70
Allowance to total non-performing
   loans at end of period....................     117.07        114.87        44.21        38.44        31.31

         Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated. Information for the year ended June 30, 1992 represents allowance data for the Bank only.

                                                                            June 30,
                                 ----------------------------------------------------------------------------------------------
                                      1996                1995               1994             1993                  1992
                                 ----------------  -----------------   ----------------   -----------------   -----------------
                                         Percent             Percent             Percent           Percent             Percent
                                        of loans            of loans            of loans           of loans            of loans
                                         in each             in each             in each            in each             in each
                                        category            category            category           category            category
                                        to total            to total            to total           to total            to total
                                 Amount   loans     Amount    loans     Amount    loans    Amount    loans     Amount    loans
                                 ------ ---------  -------  --------   -------  -------   -------  --------   -------  --------
                                                                    (Dollars in Thousands)
Balance at end of period
     applicable to:
Residential                    $  ---     59.11%    $   10    57.53%   $   48     57.29%   $  194    55.79%  $  165      53.55%
Commercial real estate             29     24.44         30    25.19       438     26.02       478    28.36      476      31.97
Multi-family                      264     10.52        264    10.16       264      8.95       264     9.15      136       8.88
Construction loans                ---      3.37        ---     5.14       ---      6.04       ---     4.86      ---       2.74
Commercial loans                  ---       .01        ---      .01       ---       .01       ---     0.04      ---       0.08
Consumer loans                     24      2.55         20     1.97        39      1.69        37     1.80       38       2.78
Unallocated                     1,692       ---      1,689     ---      1,261       ---     1,078      ---    1,490        ---
                               ------    ------     ------   ------    ------    ------    ------   ------   ------     ------
     Total                     $2,009    100.00%    $2,013   100.00%   $2,050    100.00%   $2,051   100.00%  $2,305     100.00%
                               ======    ======     ======   ======    ======    ======    ======   ======   ======     ======

Investments

         Federally chartered savings associations have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds sold. Subject to various restrictions, federally chartered savings associations may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. The investment policy of MCHI, which is established by the Board of Directors and is implemented by the Executive Committee, is designed primarily to maximize the yield on the investment portfolio subject to minimal liquidity risk, default risk, interest rate risk, and prudent asset/liability management.

         Specifically, MCHI's policies generally limit investments in corporate debt obligations to those which are rated in the two highest rating categories by a nationally recognized rating agency at the time of the investment and such obligations must continue to be rated in one of the four highest rating categories. Commercial bank obligations, such as certificates of deposit, brokers acceptances, and federal funds must be rated "C" or better by a major rating service. Commercial paper must be rated A-1 by Standard and Poor's and P-1 by Moody's. The policies also allow investments in obligations of federal agencies such as the Government National Mortgage Association ("GNMA"), FNMA, and FHLMC, and obligations issued by state and local governments. MCHI does not utilize options or financial or futures contracts.

         The Company's investment portfolio consists of marketable equity securities, U.S. Treasury and agency securities, state and municipal bonds, investment in two Indiana limited partnerships and FHLB stock. At June 30, 1996, approximately $14.2 million, including securities at market value for those classified as available for sale and at amortized cost for those classified as held to maturity, or 7.79% of the Company's total assets, consisted of such investments.

         The following tables set forth the carrying value and market value of the Company's investments at the dates indicated.

                                                                   At June 30,
                                    -------------------------------------------------------------------------
                                              1996                     1995                      1994
                                    ----------------------   ----------------------     ---------------------
                                    Carrying      Market      Carrying       Market      Carrying      Market
                                     Value        Value        Value         Value        Value        Value
                                    --------      ------      --------       ------      --------      ------
                                                                 (In Thousands)
Securities available for sale (1):
   Federal agencies................. $ 1,000       $ 1,000    $ 3,000      $ 2,985      $   ---       $   ---
   Marketable equity securities.....     ---           ---        ---          ---          ---           ---
                                      ------        ------     ------       ------       ------        ------
     Total securities available
     for sale.......................   1,000         1,000      3,000        2,985          ---           ---
                                      ------        ------     ------       ------       ------        ------
Securities held to maturity (2):
   U.S. Treasury....................   3,015         2,975      3,035        2,978        3,055         2,908
   Federal agencies.................   6,954         6,917     11,000       10,744       17,986        17,598
   State and municipal..............     610           605        610          592          900           862
   Other ...........................     988         1,000        ---          ---          ---           ---
                                      ------        ------     ------       ------       ------        ------
     Total securities held
     to maturity....................  11,567        11,497     14,645       14,314       21,941        21,368
                                      ------        ------     ------       ------       ------        ------
Real estate limited partnerships....   1,624            (4)     1,527           (4)       1,422            (4)
FHLB stock (3)......................     988           988        909          909          909           909
                                     -------                  -------                   -------
     Total investments.............. $15,179                  $20,081                   $24,272
                                     =======                  =======                   =======

- -------------

(1) Upon adoption of SFAS No. 115 as of July 1, 1994, securities available for sale are recorded at market value in the financial statements. Prior to the adoption of SFAS No. 115, the marketable equity securities currently classified as available for sale were carried at the lower cost or market.

(2) Mortgage-backed securities included in securities held to maturity in the financial statements are included in the gross loans receivable table on page 2 of this Form 10-K.

(3)      Market value approximates carrying value.

(4) Market values are not available, nor have there been recent appraisals of the apartment complexes invested in by the partnerships.

The following table sets forth investment securities and FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1996.



                                                     Amount at June 30, 1996 which matures in
                                     -------------------------------------------------------------------------
                                               One                    One to                     Over
                                         Year or less               Five Years            Ten Years and Stock
                                     --------------------    -----------------------    ----------------------
                                                 Weighted                   Weighted                  Weighted
                                     Carrying    Average     Carrying       Average     Carrying      Average
                                      Value       Yield       Value         Yield        Value         Yield
                                     --------    -------     --------       -------     --------      -------
                                                              (Dollars in Thousands)
Securities available for sale (1):
   Federal agencies.................  $1,000       4.20%       $  ---          ---%       $  ---         ---%
                                      ------       ----        ------         ----        ------        ----
     Total securities available
     for sale.......................   1,000       4.20           ---          ---           ---         ---
                                      ------       ----        ------         ----        ------        ----
Securities held to maturity (2):
   U.S. Treasury....................   1,011       4.84         2,004         5.16           ---         ---
   Federal agencies.................   5,954       5.17         1,000         5.53           ---         ---
   State and municipal..............     ---        ---           610         4.85           ---         ---
   Other ...........................     988       5.32           ---          ---           ---         ---
                                      ------       ----        ------         ----        ------        ----
     Total securities held
     to maturity....................   7,953       5.15         3,614         5.21           ---         ---
                                      ------       ----        ------         ----        ------        ----
FHLB stock..........................     ---        ---           ---          ---           988        7.53
                                      ------       ----        ------         ----        ------        ----
     Total investments..............  $8,953       5.04%       $3,614         5.21%       $  988        7.53%
                                      ======       ====        ======         ====        ======        ====

- ----------------
(1) Securities available for sale are set forth at amortized cost for purposes of this table.

(2) Mortgage-backed securities included in securities held to maturity in the financial statements are included in the gross loans receivable table on page 2.

     The Bank owns 99% of the limited partnership interests in Pedcor Investments 1987-II, an Indiana limited partnership ("Pedcor") organized to build, own, operate and lease a 144-unit apartment complex in Indianapolis, Indiana. The project, operated as multi-family, low/moderate income housing project, is complete and performing as planned. A low/moderate income housing project qualifies for certain tax credits if (i) it is a residential rental property, (ii) the units are used on a nontransient basis, and (iii) 20% or more of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or, alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% of the area median gross income. Qualified low income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualifies for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to limitations on the use of the general business credit, but no basis reduction is required for any portion of the tax credit claimed.

      The Bank committed to invest approximately $3.41 million in Pedcor at inception of the project in January, 1988. Through June 30, 1996, the Bank has invested approximately $3.28 million in Pedcor with 1 additional annual capital contribution remaining to be paid in January, 1997 totaling $130,000. The additional contribution will be used for operating and other expenses of the partnership. This payment is contingent upon the Bank not exercising a put option which would require the general partners to buy out the Bank's interest in the partnership for $5,000. The tax credits resulting from Pedcor's operation of a low/moderate income housing project will be available to the Company through 1998. Although the Company has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it is not allowed to use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. The Bank may carryforward unused tax credits for a period of 15 years and believes it will be able to utilize available tax credits during the carryforward period.

      Pedcor has incurred operating losses from its operations primarily due to accelerated depreciation of assets and other factors. Certain fees to the general partner not recorded or estimable to date by the partnership under provisions of the partnership agreement could adversely affect future operating results when accrued or paid. The Bank has accounted for its investment in Pedcor on the equity method, and, accordingly, has recorded its shares of these losses as reductions to its investment in Pedcor, which at June 30, 1996, was $1.6 million.

         The following summarizes the Bank's equity in Pedcor's losses and tax credits recognized in the Company's consolidated financial statements:



                                                                               Year Ended June 30,
                                                         ------------------------------------------------------------
                                                            1996         1995         1994         1993        1992
                                                         --------      -------      -------      -------     -------
Investment in Pedcor:
     Accumulated contributions.....................       $3,280        $2,990       $2,700       $2,405     $1,995
     Net of equity in losses.......................        1,624         1,527        1,422        1,354      1,156

Equity in losses, net
     of income tax effect..........................         (117)         (111)        (137)        (104)      (101)

Tax credit.........................................          405           405          405          405        405
                                                          ------        ------       ------       ------     ------
Increase in after-tax net income
     from Pedcor investment........................       $  288        $  294       $  268       $  301     $  304
                                                          ======        ======       ======       ======     ======


      Federal regulations require an FHLB-member savings association to maintain an average daily balance of liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first lien residential mortgage loans. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, and is currently 5%. Also, a savings association currently must maintain short-term liquid assets constituting at least 1% of its average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. At June 30, 1996, the Bank had liquid assets of $15.1 million, and a regulatory liquidity ratio of 12.2%, of which 7.8% constituted short-term investments. Sources of Funds

         General. Deposits with the Bank have traditionally been the Company's primary source of funds for use in lending and investment activities. In addition  to  deposits,  the  Company  derives  funds  from  loan  amortization, prepayments, retained earnings and income on earning assets. While loan amortization and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. The Company also relies on borrowings from the Federal Home Loan Bank ("FHLB") of Indianapolis to support the Bank's loan originations and to assist in asset/liability management.

         Deposits. Deposits are attracted, principally from within Grant and contiguous counties and Adams County, through the offering of a broad selection of deposit instruments including NOW and other transaction accounts, fixed-rate certificates of deposit, individual retirement accounts, and savings accounts. The Bank does not actively solicit or advertise for deposits outside of Grant and Adams Counties. Substantially all of the Bank's depositors are residents of those counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank has no brokered deposits.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and federal regulations. The Bank relies, in part, on customer service and long-standing relationships with customers to attract and retain its deposits, but also aggressively prices its deposits in relation to rates offered by its competitors.

         An analysis of the Bank deposit accounts by type, maturity, and rate at June 30, 1996, is as follows:


                                                  Minimum         Balance at                          Weighted
                                                  Opening          June 30,            % of            Average
Type of Account                                   Balance            1996           Deposits            Rate
- ---------------                                  ----------      -----------        --------          ---------
                                                                     (Dollars in Thousands)
Withdrawable:
   Savings accounts.......................      $   10.00          $ 17,572            13.92%            3.25%
   NOW and other transactions accounts....          10.00            20,803            16.47             3.33
                                                                   --------           ------
Total withdrawable........................                           38,375            30.39             3.29
                                                                   --------           ------
Certificates (original terms):............
   28 days................................          1,000               321              .25             3.76
   91 days................................          1,000               970              .77             4.36
   182 days...............................          1,000             9,567             7.58             4.84
   12 months..............................          1,000            14,983            11.87             5.35
   18 months..............................          1,000             1,259             1.00             5.46
   24 months..............................          1,000             1,562             1.24             5.37
   30 months..............................          1,000             9,942             7.87             5.75
   36 months..............................          1,000             1,774             1.41             5.27
   48 months..............................          1,000             6,131             4.86             7.01
   60 months..............................          1,000            11,860             9.39             6.20
   72 months..............................          1,000                39              .03             5.77
   96 months..............................          1,000               369              .29             6.39
IRA's
   28 days................................            500                 1              .00             3.70
   91 days................................            500               182              .14             4.37
   182 days...............................            500               161              .13             4.88
   12 months..............................            500               466              .37             5.12
   18 months..............................            500                56              .04             5.57
   24 months..............................            500                38              .03             4.79
   30 months..............................            500               983              .78             5.55
   36 months..............................            500                63              .05             5.06
   48 months..............................            500             4,768             3.78             7.51
   60 months..............................            500            20,775            16.45             6.50
   72 months..............................            500               615              .49             5.63
   96 months..............................            500             1,000              .79             6.12
                                                                   --------           ------
Total certificates (1)....................                           87,885            69.61             5.96
                                                                   --------           ------
Total deposits............................                         $126,260           100.00%            5.15
                                                                   ========           ======

- ------------
(1)  Including $11.8 million in certificates of deposit of $100,000 or more.

The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

                                        At June 30,
                          ---------------------------------------------
                           1996              1995               1994
                          -------           -------             -------
                                        (In Thousands)
Under 5%...............   $14,088           $15,072             $38,221
5.00 - 6.99%...........    50,836            41,070              23,258
7.00 - 8.99%...........    22,961            27,254              14,529
9.00% and over.........       ---               ---                 ---
                          -------           -------             -------
Total..................   $87,885           $83,396             $76,008
                          =======           =======             =======

      The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years indicated, and the total maturing thereafter. Matured certificates which have not been renewed as of June 30, 1996, have been allocated based upon certain rollover assumptions.

                                                                  Amounts At
                                                          June 30, 1996, Maturing in
                                          ------------------------------------------------------------
                                          One Year          Two              Three        Greater Than
                                          or Less           Years            Years         Three Years
                                          -------           -----            -----         -----------
                                                                 (In Thousands)
Under 5%.......................            $13,546         $   542          $   ---            $   ---
5.00 - 6.99% ..................             19,715           9,223            6,843             15,055
7.00 - 8.99% ..................                363           3,304            8,278             11,016
                                           -------         -------          -------            -------
Total .........................            $33,624         $13,069          $15,121            $26,071
                                           =======         =======          =======            =======


      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1996.

         Maturity Period                                         (In Thousands)
      ------------------------                                   --------------
      Three months of less.................................         $   907
      Greater than three months through six months.........             333
      Greater than six months through twelve months........           1,176
      Over twelve months...................................           9,345
                                                                    -------
      Total................................................         $11,761
                                                                    =======

      The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.


                                                                 DEPOSIT ACTIVITY
                                   ---------------------------------------------------------------------------
                                                              Increase                                Increase
                                                             (Decrease)                              (Decrease)
                                   Balance at                   from       Balance at                   from
                                    June 30,       % of       June 30,      June 30,       % of       June 30,
                                      1996       Deposits       1995          1995       Deposits       1994
                                   ----------    --------     ---------    ----------    --------     ---------
                                                       (Dollars in Thousands)

Withdrawable:
   Savings accounts..............   $ 17,572      13.92%       $(1,207)    $  18,779       15.57%     $(6,620)
   NOW and other transactions
     accounts....................     20,803      16.47          2,365        18,438       15.29       (1,120)
                                    --------     ------        -------      --------      ------     --------
Total withdrawable...............     38,375      30.39          1,158        37,217       30.86       (7,740)
                                    --------     ------        -------      --------      ------     --------
Certificates (original terms):
28 days..........................        321        .25             18           303         .25          235
91 days..........................        970        .77            (72)        1,042         .86          (47)
182 days.........................      9,567       7.58         (2,062)       11,629        9.64         (452)
12 months........................     14,983      11.87          5,842         9,141        7.58        1,015
18 months........................      1,259       1.00           (486)        1,745        1.45         (442)
24 months........................      1,562       1.24           (420)        1,982        1.64         (698)
30 months........................      9,942       7.87         (1,029)       10,971        9.10        1,471
36 months........................      1,774       1.41            302         1,472        1.22         (113)
48 months........................      6,131       4.86            (60)        6,191        5.13        3,229
60 months........................     11,860       9.39            619        11,241        9.32        1,866
72 months........................         39        .03             (1)           40         .03            3
96 months........................        369        .29            (15)          384         .32         (483)
IRA's
28 days..........................          1        .00            (24)           25         .02            9
91 days..........................        182        .14             20           162         .13           68
182 days.........................        161        .13            (88)          249         .21            9
12 months........................        466        .37            132           334         .28         (126)
18 months........................         56        .04            (78)          134         .11          (89)
24 months........................         38        .03            ---            38         .03          (14)
30 months........................        983        .78           (170)        1,153         .96         (158)
36 months........................         63        .05             29            34         .03          (26)
48 months........................      4,768       3.78            325         4,443        3.68        4,024
60 months........................     20,775      16.45          1,721        19,054       15.80       (1,358)
72 months........................        615        .49             (8)          623         .52          (18)
96 months........................      1,000        .79             (6)        1,006         .83         (517)
                                    --------     ------        -------      --------      ------     --------
Total certificates...............     87,885      69.61          4,489        83,396       69.14        7,388
                                    --------     ------        -------      --------      ------     --------
Total deposits...................   $126,260     100.00%       $ 5,647      $120,613      100.00%     $  (352)
                                    ========     ======        =======      ========      ======     ========


                                                                  DEPOSIT ACTIVITY
                                     --------------------------------------------------------------------------
                                                                     Increase
                                                                    (Decrease)
                                       Balance at                       from          Balance at
                                        June 30,         % of         June 30,         June 30,          % of
                                          1994          Deposits        1993            1993           Deposits
                                       ---------        --------      --------        ----------       --------
                                                               (Dollars in Thousands)
Withdrawable:
   Savings accounts...............     $ 25,399           21.00%     $  1,342         $  24,057         19.73%
   NOW and other transaction
     accounts.....................       19,558           16.17         1,372            18,186         14.91
                                       --------          ------       -------          --------        ------
Total withdrawable................       44,957           37.17         2,714            42,243         34.64
                                       --------          ------       -------          --------        ------
Certificates (original terms):
   28 days........................           68             .06           (63)              131           .11
   91 days........................        1,089             .90           117               972           .80
   182 days.......................       12,081            9.99        (2,889)           14,970         12.28
   12 months......................        8,126            6.72        (1,462)            9,588          7.86
   18 months......................        2,187            1.81          (301)            2,488          2.04
   24 months......................        2,680            2.22           511             2,169          1.78
   30 months......................        9,500            7.85          (864)           10,364          8.50
   36 months......................        1,585            1.31          (216)            1,801          1.48
   48 months......................        2,962            2.45          (604)            3,566          2.92
   60 months......................        9,375            7.75         2,303             7,072          5.80
   72 months......................           37             .03            (7)               44           .04
   96 months......................          867             .72           (77)              944           .77

IRA's
   28 days........................           16             .01             1                15           .01
   91 days........................           94             .07           (29)              123           .10
   182 days.......................          240             .20           (75)              315           .26
   12 months......................          460             .38           (31)              491           .40
   18 months......................          223             .18             8               215           .18
   24 months......................           52             .04            11                41           .03
   30 months......................        1,311            1.08          (160)            1,471          1.21
   36 months......................           60             .05           (21)               81           .07
   48 months......................          419             .35           (90)              509           .42
   60 months......................       20,412           16.87           375            20,037         16.43
   72 months......................          641             .53             4               637           .52
   96 months......................        1,523            1.26          (134)            1,657          1.35
                                       --------          ------       -------          --------        ------
Total certificates................       76,008           62.83        (3,693)           79,701         65.36
                                       --------          ------       -------          --------        ------
Total deposits....................     $120,965          100.00%      $  (979)         $121,944        100.00%
                                       ========          ======       =======          ========        ======

         Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds than deposits (taking into consideration the FDIC insurance premiums payable on deposits) or can be invested at a positive spread. The Bank often funds originations of its commercial real estate loans with a simultaneous borrowing from the FHLB of Indianapolis to assure a profit above its cost of funds.

         The Company's borrowings consist of advances from the FHLB of Indianapolis upon the security of FHLB stock and certain mortgage loans. Such advances are made pursuant to several different credit programs each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Indianapolis will advance to member associations, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with policies of the FHLB of Indianapolis. At June 30, 1996, FHLB of Indianapolis advances totaled $6.2 million, representing 3.5% of total assets.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated, and weighted average interest rates paid during the periods indicated and as of the end of each of the periods indicated.

                                                                                      At or for the Year
                                                                                        Ended June 30,
                                                                           ---------------------------------------
                                                                            1996             1995            1994
                                                                           ------           ------          ------
                                                                                    (Dollars in Thousands)
FHLB Advances:
Average balance outstanding...........................................      $6,694           $5,574          $3,331
Maximum amount outstanding at any month-end
     during the period................................................       6,963            7,963           3,825
Weighted average interest rate
     during the period................................................        6.83%            6.85%           7.33%
Weighted average interest rate at
     end of period....................................................        6.50%            6.78%           6.83%



         There are regulatory restrictions on advances from the FHLBs. See "Regulation - Federal Home Loan Bank System" and "- Qualified Thrift Leader." These limitations are not expected to have any impact on the Company's ability to borrow from the FHLB of Indianapolis. The Company does not anticipate any problem obtaining advances appropriate to meet its requirements in the future, if such advances should become necessary.

Service Corporation Subsidiary

         OTS regulations permit federal savings associations to invest in the capital stock, obligations, or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of an association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special-purpose finance subsidiaries), in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations. Current law requires a savings association that acquires a non-savings association subsidiary, or that elects to conduct a new activity within a subsidiary, to give the FDIC and the OTS at least 30 days advance written notice. The FDIC may, after consultation with the OTS, prohibit specific activities if it determines such activities pose a serious threat to the Savings Association Insurance Fund ("SAIF").

         The Bank's only subsidiary, First Marion Service Corporation ("First Marion") was organized in 1971 and currently is engaged in the sale of tax deferred annuities pursuant to an arrangement with One System, Inc., a licensed insurance broker, in Indianapolis. It also sells mutual funds through an arrangement with Independent Financial Securities, Inc., a licensed securities broker, in White Plains, New York. First Marion has one licensed employee engaged in such sales of tax deferred annuities and mutual funds. In addition, beginning in July 1995, First Marion began providing 100% financing to borrowers of the Bank by providing a 20% second mortgage behind the Bank's 80% mortgage. Such loans amounted to $540,000 at June 30, 1996.

         At June 30, 1996, the Bank's investment in First Marion totaled $58,000. During the year ended June 30, 1996, First Marion had net income of $14,000.

Employees

         As of June 30, 1996, the Bank employed 29 persons on a full-time basis and 2 persons on a part-time basis. None of the Bank's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

Competition

         The Bank originates most of its loans to and accepts most of its deposits from residents of Grant and Adams Counties, Indiana.

         The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, certain nonbanking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in Grant and Adams Counties with significantly larger resources than the Bank. In particular, three commercial banks and one savings association compete with the Bank in its market area. The Bank also competes with money market funds and with insurance companies with respect to its individual retirement accounts.

         Under current law, bank holding companies may acquire savings associations. Savings associations may also acquire banks under federal law. To date, several bank holding company acquisitions of healthy savings associations in Indiana have been completed. Affiliations between banks and healthy savings associations based in Indiana may also increase the competition faced by the Bank and MCHI.

         In addition, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana recently passed a law establishing interstate branching provisions for Indiana state chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996, provided that prior to June 1, 1997, interstate mergers and de novo branches are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merger or establish de novo branches on a reciprocal basis. This new legislation may also result in increased competition for the Company.

         Because of recent changes in Federal law, interstate acquisitions of banks are less restricted than they were under prior law. Savings associations have certain powers to acquire savings associations based in other states, and Indiana law expressly permits reciprocal acquisition of Indiana savings associations. In addition, Federal savings associations are permitted to branch on an interstate basis.

         The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. The Bank competes for loan originations primarily through the efficiency and quality of services it provides borrowers, builders and realtors and through interest rates and loan fees it charges. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable.

                                   REGULATION

General

         The Bank, as a federally chartered savings bank, is a member of the Federal Home Loan Bank System ("FHLB System") and its deposits are insured by the FDIC. The Bank is subject to extensive regulation by the OTS. Federal associations may not enter into certain transactions unless certain regulatory tests are met or they obtain prior governmental approval and the associations must file reports with these governmental agencies about their activities and their financial condition. Periodic compliance examinations of the Bank are conducted by the OTS which has, in conjunction with the FDIC in certain situations, examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The Bank is also subject to certain reserve requirements under regulations of the Board of Governors of the Federal Reserve System ("FRB").

         Congress  is  considering   legislation  that  would   consolidate  the
supervision and regulation of all U.S. financial institutions in one administrative body (the "Legislation"). It cannot be predicted with certainty whether or when the Legislation will be enacted or the extent to which the Bank would be affected thereby.

         An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semiannual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the assessment rates range from .0172761% of assets for associations with assets of $67 million or less to .0045864% for associations with assets in excess of $35 billion. The Bank's semiannual assessment under this assessment scheme, based upon its total assets at March 31, 1996, was $26,217.

         The Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of their own securities, and limitations upon other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and anti-trust laws.

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings associations and other member financial institutions. The Bank is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, .3% of its assets or 1/20 (or such greater fraction established by the FHLB) of outstanding FHLB advances, commitments, lines of credit and letters of credit. The Bank is currently in compliance with this requirement. At June 30, 1996, the Bank's investment in stock of the FHLB of Indianapolis was $988,400.

         In past years, the Bank received dividends on its FHLB stock. All 12 FHLB's are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of FHLB stock in the future. For the year ending June 30, 1996, dividends paid to the Bank totaled $73,000, for an annual rate of 7.87%. A reduction in value of such stock may result in a corresponding reduction in the Bank's capital.

         The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB

System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Indianapolis.

         All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral includes first mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

         Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.
Under current law, savings associations which cease to be Qualified Thrift Lenders are ineligible to receive advances from their FHLB.

Insurance of Deposits

         Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. The reserves of the SAIF are currently below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1995. Thrifts are generally prohibited from converting from one insurance fund to the other until the SAIF meets its designated reserve level, except with the prior approval of the FDIC in certain limited cases, and provided certain fees are paid. The insurance fund conversion provisions do not prohibit a SAIF member from converting to a bank charter or merging with a bank during the moratorium as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during such period and as long as certain other conditions are met.

         Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. Such risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Because of the differing reserve levels of the SAIF and the BIF, deposit insurance assessments paid by well-capitalized BIF-insured institutions were recently reduced significantly below the level paid by well-capitalized SAIF-insured institutions. Assessments paid by well-capitalized SAIF-insured institutions exceeded those paid by well-capitalized BIF-insured institutions by approximately $0.19 per $100 in deposits in late 1995 and exceeded them by $0.23 per $100 in deposits beginning in 1996. Such premium disparity could have a negative competitive impact on the Bank and other institutions with SAIF deposits.

         Congress has recently considered many proposals designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Among those considered is a recapitalization plan providing for a special assessment, currently estimated at approximately $0.68 per $100 of SAIF deposits, in order to increase SAIF reserves to the level required by law. Certain BIF-insured banks holding SAIF-insured deposits would pay a lower special assessment. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF. Such cost sharing might increase BIF assessments. SAIF assessments for well-capitalized SAIF-insured institutions would be set at a significantly lower level after the legislation is adopted and could never be reduced below the level set for well-capitalized BIF-insured institutions. The recapitalization plan also provides for the merger of the SAIF and BIF on January 1, 1998, subject to certain conditions. It has also been proposed that the savings association charter be eliminated in connection with the proposed merger of the BIF and SAIF.

          The Bank had $126.3 million in deposits at June 30, 1996. If the one-time special assessment in the legislative proposal is enacted into law, the Bank will pay an additional after-tax assessment of approximately $520,000 (based upon deposits at June 30, 1996), which will reduce capital and earnings for the quarter in which any such assessment is recorded. However, it is expected that quarterly SAIF assessments would be reduced significantly sometime after adoption of the legislation.

         No assurances can be given that the SAIF recapitalization plan discussed above or any other plan will be enacted into law or in what form it may be enacted. In addition, the Company can give no assurances that the disparity between BIF and SAIF assessments will be eliminated. If the proposed legislation is not adopted, SAIF premiums may increase and the disparity between BIF and SAIF premiums may become greater, with a resulting adverse effect on the Company's operations.

Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill (on a declining basis until 1995), purchased mortgage servicing rights (which may be included in an amount up to 50% of core capital, but which are to be reported on an association's balance sheet at the lesser of 90% of their fair market value, 90% of their original purchase price, or 100% of their remaining unamortized book value), and purchased credit card relationships (which may be included in an amount up to 25% of core capital) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustments) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories
(0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At June 30, 1996, based on the capital standards then in effect, the Bank was in compliance with the fully phased-in capital requirements.

         The OTS has delayed implementation of a rule which sets forth the methodology for calculating an interest rate risk component to be incorporated into the OTS regulatory capital rule. Under the rule, only savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) will be required to maintain additional capital for interest rate risk under the risk-based capital framework. In addition, most institutions with less than $300 million in assets and a risk-based capital ratio in excess of 12%, such as the Bank, are subject to less stringent reporting requirements relating to the interest rate component of the new rule. Although the OTS has decided to delay implementation of this rule, it will continue to monitor the level of interest rate risk at individual institutions and it retains the authority, on a case-by-case basis, to impose additional capital requirements for individual institutions with significant interest rate risk.

         If an association is not in compliance with its capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements, which actions may include restrictions on operations and banking activities, the imposition of a capital directive, a cease and desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution.

Prompt Corrective Action

         FedICIA requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1996, the Bank was categorized as "well capitalized."

         An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%; and (d) "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

         "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. If an "undercapitalized" institution fails to submit, or fails to implement in a material respect, an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" institutions are subject to one or more of a number of requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming
"critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

Capital Distributions Regulation

         An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution ("Tier 1
Institution"). An institution that has total capital at least equal to its minimum capital requirements, but less than its fully phased-in capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 institution may be designated by the OTS as a Tier 2 or Tier 3 institution if the OTS determines that the institution is "in need of more than normal supervision." The Bank is currently a Tier 1 Institution.

         A Tier 1 Institution could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its "surplus capital ratio" (the excess over its Fully Phased-in Capital Requirements) at the beginning of the calendar year. Any additional amount of capital distributions would require prior regulatory approval.

         The OTS has proposed revisions to these regulations which would permit savings associations to declare dividends in amounts which would assure that they remain adequately capitalized following the dividend declaration. Savings associations in a holding company system which are rated Camel 1 or 2 and which are not in troubled condition would need to file a prior notice with the OTS concerning such dividend declaration.

Real Estate Lending Standards

         OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies.

         The association's written real estate lending policies must be reviewed and approved by the association's board of directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

Safety and Soundness Standards

         On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.

Federal Reserve System

         Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts) and non-personal money market deposit accounts. A federal savings association, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank "discount window," but the FRB's regulations require the savings association to exhaust other reasonable alternative sources, including borrowing from its regional FHLB, before borrowing from the Federal Reserve Bank. FedICIA imposes certain limitations on the ability of undercapitalized depository institutions to borrow from Federal Reserve Banks.

Holding Company Regulation

         MCHI is regulated as a "non-diversified unitary savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, MCHI is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with MCHI and with other companies affiliated with MCHI.

         HOLA generally prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings association or savings and loan holding company or controlling the assets thereof or (ii) acquiring or retaining more than 5 percent of the voting shares of a savings association or holding company thereof which is not a subsidiary. Additionally, under certain circumstances a savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15 percent of previously unissued voting shares of an under-capitalized savings association for cash without that savings association being deemed controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         MCHI's Board of Directors presently intends to continue to operate MCHI as a unitary savings and loan holding company. There are generally no restrictions on the permissible business activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable case to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of the OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply). See "--Qualified Thrift Lender." At June 30, 1996, the Bank's asset composition was in excess of that required to qualify the Bank as a Qualified Thrift Lender.

         If MCHI were to acquire control of another savings institution other than through a merger or other business combination with the Bank, MCHI would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of MCHI and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

         The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5,1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without the giving of such notice shall be invalid.

Federal Securities Law

         The shares of Common Stock of MCHI are registered with the SEC under the 1934 Act. MCHI is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. After the third anniversary of the Bank's conversion to stock form, if MCHI has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

         Shares of Common Stock held by persons who are affiliates of MCHI may not be resold without registration or unless sold in accordance with the resale restrictions of Rule 144 under the 1933 Act. If MCHI meets the current public information requirements under Rule 144, each affiliate of MCHI who complies with the other conditions of Rule 144 (including the two-year holding period and those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of MCHI or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Qualified Thrift Lender

         Under current OTS regulations, the QTL test requires that a savings association have at least 65% of its portfolio assets invested in "qualified thrift investments" on a monthly average basis in 9 out of every 12 months. Qualified thrift investments under the QTL test include: (i) loans made to purchase, refinance, construct, improve or repair domestic residential housing or manufactured housing; (ii) home equity loans; (iii) mortgage-backed securities; (iv) direct or indirect existing obligations of either the FDIC or the FSLIC for ten years from the date of issuance, if issued prior to July 1, 1989; (v) obligations of the FDIC, FSLIC, FSLIC Resolution Fund and the Resolution Trust Corporation for a five year period from July 1, 1989, if issued after such date; (vi) FHLB stock; (vii) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (viii) investments in service corporations that derive at least 80% of their gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential real estate or manufactured housing; (ix) 200% of the dollar amount of loans and investments made to acquire, develop and construct one- to four-family residences that are valued at no more than 60% of the median value of homes constructed in the area;
(x) 200% of the dollar amount of loans for the acquisition or improvement of residential real property, churches, schools, and nursing homes located within, and loans for any purpose to any small business located within, an area where credit needs of its low and moderate income residents are determined not to have been adequately met; (xi) loans for the purchase, construction, improvement or upkeep of churches, schools, nursing homes and hospitals not qualified under
(x); (xii) up to 10% of portfolio assets held in consumer loans or loans for educational purposes; and (xiii) FHLMC and FNMA stock. However, the aggregate amount of investments in categories (vii)-(xiii) which may be taken into account for the purpose of whether an institution meets the QTL test cannot exceed 15% of portfolio assets. Portfolio assets under the QTL test include all of an association's assets less (i) goodwill and other intangibles, (ii) the value of property used by the association to conduct its business, and (iii) its liquid assets as required to be maintained under law up to 20% of total assets.

         A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and (iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

         A savings association failing to meet the QTL test may requalify as a QTL if it thereafter meets the QTL test. In the event of such requalification it shall not be subject to the penalties described above. A savings association which subsequently again fails to qualify under the QTL test shall become subject to all of the described penalties without application of any waiting period.

         At June 30, 1996, 83.17% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

Community Reinvestment Act Matters

         Under  current  law,  ratings  of  depository  institutions  under  the
Community Reinvestment Act of 1977 ("CRA") must be disclosed. The disclosure includes both a four-unit descriptive rating -- using terms such as satisfactory and unsatisfactory -- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The Bank is participating in this program. The examiners have determined that the Bank has an outstanding record of meeting community credit needs.


                                    TAXATION
Federal Taxation

         Historically, savings associations, such as the Bank, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank will no longer be able to use the percentage of taxable income method of computing its allowable tax bad debt deduction. The Bank will be required to compute its allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or
(ii) excess dividends are paid out by the Bank.

         Depending on the composition of its items of income and expense, a savings association may be subject to the alternative minimum tax. A savings association must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid that is attributable to most preferences can be credited against regular tax due in later years.

         For federal income tax purposes, MCHI reports its income and expenses on the accrual method of accounting. MCHI and the Bank file a consolidated federal income tax return for each fiscal year ending June 30. The federal income tax returns filed by MCHI (or previously by the Bank) have not been audited in the last five years.

         The consolidated federal income tax return filed by MCHI and the Bank has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income. Income of MCHI generally will not be taken into account in determining the bad debt deduction allowed to the Bank, regardless whether a consolidated tax return is filed.

State Taxation

         For its taxable period beginning January 1, 1990, the Bank became subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

         MCHI's (or previously the Bank's) state income tax returns have not been audited in the last five years.

Item 2.  Properties.

         At June 30, 1996, the Company conducted its business from its main office at 100 West Third Street, Marion, Indiana, and one branch office. Both offices are full-service offices owned by the Company.

The following table provides certain information with respect to the Company's offices as of June 30, 1996:



                                                                                Net Book Value
                                                               Total Deposits    of Property,
                                                                     at            Furniture
                                       Owned or       Year        June 30,             &            Approximate
Description and Address                 Leased       Opened         1996           Fixtures       Square Footage
- -----------------------                 -------------------         ----           --------       --------------
                                                              (Dollars in Thousands)
Main Office in Marion
  100 West Third Street............       Owned        1936        $117,210        $1,326             17,949
Location in Decatur
  1045 South 13th Street...........       Owned        1974           9,050           120              3,611

         The Company opened its first automated teller machine in May, 1995 at its Marion branch.

         The Company owns computer and data processing equipment which is used for transaction processing and accounting. The net book value of electronic data processing equipment owned by the Company was $38,000 at June 30, 1996.

         The Company also has contracted for the data processing and reporting services of BISYS, Inc. in Houston, Texas. The cost of these data processing services is approximately $11,000 per month.

Item 3.  Legal Proceedings.

         The Company is not a party to any material pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of MCHI's shareholders during the quarter ended June 30, 1996.

Item 4.5.  Executive Officers of MCHI.

         Presented below is certain information regarding the executive officers of MCHI:

           Name                                    Position
    ------------------             -------------------------------------------
    John M. Dalton                 President
    Steven L. Banks                Executive Vice President
    Larry G.  Phillips             Sr. Vice President, Secretary and Treasurer
    Tim D. Canode                  Vice President

         John M. Dalton (age 62) has been employed by MCHI since November, 1992. He became President of the Bank in 1996 and Executive Vice President of First Marion in 1996. Mr. Dalton served as Executive Vice President of the Bank from 1983 to 1996.

         Larry G. Phillips (age 48) has been employed by MCHI since November, 1992. He became Sr. Vice President of the Bank in 1996 and has served as Treasurer of the Bank since 1983, Secretary of the Bank since 1989 and Secretary and Treasurer of First Marion since 1989. Mr. Phillips served as Vice President and Treasurer of the Bank from 1983 to 1996.

         Steven L. Banks (age 46) became Executive Vice President of both MCHI and the Bank on September 1, 1996. Prior to his affiliation with MCHI and the Bank, Mr. Banks served as President and CEO of Fidelity Federal Savings Bank of Marion.

         Tim D. Canode (age 51) became Vice President of MCHI in 1996 and has been Vice President of the Bank since 1983. Mr. Canode has also served as Assistant Vice President of First Marion since 1983.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Bank converted from a federally charted mutual savings bank to a federally charted stock savings bank effective March 18, 1993 (the "Conversion") and simultaneously formed a savings and loan holding company, MCHI. MCHI's common stock, without par value ("Common Stock"), is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), National Market System, under the symbol "MARN." The following table sets forth the high and low prices, as reported by NASDAQ, and dividends paid per share for Common Stock for the quarter indicated. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                 Quarter                               Dividends
                                  Ended        High         Low        Declared
                                ---------   --------      --------     ---------
June 30, 1996...............    $20 3/4     $ 21          $ 19 3/4       $.20
March 31, 1996..............     20 7/16      20 3/4        19 1/4        .18
December 31, 1995...........     20           20 5/8        19 1/4        .18
September 30, 1995..........     19 3/4       20 5/8        18 1/2        .18
June 30, 1995...............     19 1/4       20            17 1/4        .18
March 31, 1995..............     17 1/2       17 3/4        15 1/4        .15
December 31, 1994...........     15 3/4       18            15            .15
September 30, 1994..........     18           18 3/4        15 3/4        .15

         As of August 23, 1996, there were 538 record holders of MCHI's Common Stock. MCHI estimates that, as of that date, there were approximately 900 additional shareholders in "street" name. The Company's percentage of dividends per share to net income per share was 60.7%, 56.8% and 53.0% for the years ended June 30, 1996, 1995 and 1994, respectively.

         Since MCHI has no independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the earnings on its investment securities and ability of the Bank to pay dividends to MCHI.

         Under OTS regulations, a converted savings association may not declare or pay a cash dividend if the effect would be to reduce its net worth below the amount required for the liquidation account created at the time it converted. In addition, under OTS regulations, the extent to which a savings association may make a "capital distribution," which includes, among other things, cash dividends, will depend upon in which one of three categories, based upon levels of capital, that savings association is classified. The Bank is now and expects to continue to be a "tier one institution" and therefore would be able to pay cash dividends to MCHI during any calendar year up to 100% of its net income during that calendar year plus the amount that would reduce by one half its "surplus capital ratio" (the excess over its fully phased-in capital requirements) at the beginning of the calendar year. Prior notice of any dividend to be paid by the Bank will have to be given to the OTS.

         Under current federal income tax law, dividend distributions with respect to the Common Stock, to the extent that such dividends paid are from the current or accumulated earnings and profits of the Bank (as calculated for federal income tax purposes), will be taxable as ordinary income to the recipient and will not be deductible by the Bank. Any dividend distributions in excess of current or accumulated earnings and profits will be treated for federal income tax purposes as a distribution from the Bank's accumulated bad debt reserves, which could result in increased federal income taxes liability for the Bank.

         Unlike the Bank, generally there is no regulatory restriction on the payment of dividends by MCHI, subject to the determination of the director of the OTS that there is reasonable cause to believe that the payment of dividends constitutes a serious risk to the financial safety, soundness or stability of the Bank. Indiana law, however, would prohibit MCHI from paying a dividend if, after giving effect to the payment of that dividend, MCHI would not be able to pay its debts as they become due in the ordinary course of business or if MCHI's total assets would be less that the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

Item 6.  Selected Consolidated Financial Data

         The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Information" on page 3 of MCHI's Shareholder Annual Report for its fiscal year ended June 30, 1996 (the "Shareholder Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required by this item is incorporated by reference to pages 4 through 15 of the Shareholder Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         MCHI's Consolidated Financial Statements and Notes thereto contained on pages 16 through 41 in the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
         The information required by this item with respect to directors is incorporated by reference to pages 3 and 4 of MCHI's Proxy Statement for its 1996 Annual Shareholder Meeting (the "1996 Proxy Statement"). Information concerning MCHI's executive officers is included in Item 4.5 in Part I of this report. Information concerning compliance by such persons with Section 16(a) of the 1934 Act is incorporated by reference to page 7 of the 1996 Proxy Statement.
Item 11.  Executive Compensation.
         The information required by this item with respect to executive compensation is incorporated by reference to pages 4 through 6 of the 1996 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to pages 2 and 3 of the 1996 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to page 6 of the 1996 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   The following financial statements are filed as part of this report:


         Financial Statements

         Consolidated  Statement  of Financial  Condition at June 30, 1996,  and
         1995

         Consolidated Statement of Income for the Fiscal Years Ended June 30, 1996, 1995 and 1994

         Consolidated Statement of Changes in Shareholders' Equity for the Fiscal Years ended June 30, 1996, 1995 and 1994

         Consolidated Statement of Cash Flows for the Fiscal Years ended June 30, 1996, 1995, and 1994

         Notes to Consolidated Financial Statements

(b) MCHI filed no reports on Form 8-K during the fourth quarter ended June 30, 1996.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1.

(d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant had duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                          MARION CAPITAL HOLDINGS, INC.

Date:  September 27, 1996                         By:  /s/ John M. Dalton
                                                       -------------------------
                                                       John M. Dalton, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of September, 1996.


/s/ John M. Dalton                                 /s/ Steven L. Banks
- ------------------------------                     -----------------------------
John M. Dalton                                     Steven L. Banks, Director
President, Director
(Principal Executive Officer)


/s/ Larry G. Phillips                              /s/ Robert D. Burchard
- ------------------------------                     -----------------------------
Larry G. Phillips                                  Robert D. Burchard, Chairman
Senior Vice President, Secretary and Treasurer         of the Board
(Principal Financial and Accounting Officer)


                                                   /s/ W. Gordon Coryea
                                                   -----------------------------
                                                   W. Gordon Coryea, Director


                                                   /s/ Jerry D. McVicker
                                                   -----------------------------
                                                   Jerry D. McVicker, Director


                                                   /s/ Jack O. Murrell
                                                   -----------------------------
                                                   Jack O. Murrell, Director


                                                   /s/ George L. Thomas
                                                   -----------------------------
                                                   George L. Thomas, Director

                                  EXHIBIT INDEX
         Exhibit Index*                                                   Page

3(1)     The  Articles  of   Incorporation   of  the   Registrant   is
         incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 33-55052).

3(2) The Code of By-Laws of the Registrant is incorporated by reference to Exhibit 3(2) to Registration Statement on Form S-I (Registration No. 33-55052).

10(1) Marion Capital Holdings, Inc. Stock Option Plan is incorporated by reference to Exhibit A to the Registrants definitive Proxy Statement in respect of its 1993 Annual Shareholder meeting.

(2) Recognition and Retention Plans and Trusts are incorporated by reference to Exhibit B to the Registrants definitive Proxy Statement in respect of its 1993 Annual Shareholder meeting.

(3) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and Merritt B. McVicker is incorporated by reference to Exhibit 10(6) to the
         Registration   Statement  on  Form  S-1   (Registration   No.
         33-55052).

(4) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and John M. Dalton is incorporated by reference to Exhibit 10(7) to the Registration Statement on Form S-1 (Registration No. 33-55052). First Amendment to Deferred Compensation Agreement of John Dalton dated May 19, 1994.

(5) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and Robert D. Burchard is incorporated by reference to Exhibit 10(8) to the Registration Statement on Form S-1 (Registration No. 33-55052). First Amendment to Deferred Compensation Agreement of Robert Burchard dated May 19, 1994.

(6) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and James O. Murrell is incorporated by reference to Exhibit 10(9) to the Registration Statement on Form S-1 (Registration No. 33-55052). First Amendment to Deferred Compensation Agreement of James Murrell dated May 23, 1994.

(7) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and Gordon Coryea is incorporated by reference to Exhibit 10(10) to the Registration Statement on Form S-1 (Registration No. 33-55052). First Amendment to Deferred Compensation Agreement of Gordon Coryea dated May 23, 1994.

(8) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and George Thomas is incorporated by reference to Exhibit 10(11) to the Registration Statement on Form S-1 (Registration No. 33-55052). First Amendment to Deferred Compensation Agreement of George Thomas dated May 24, 1994.

         Exhibit Index                                                    Page

(9) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and James Gartland is incorporated by reference to Exhibit 10(12) to the Registration Statement on Form S-1 (Registration No. 33-55052). First Amendment to Deferred Compensation Agreement of James Gartland dated May 23, 1994.

(10) Deferred Compensation Agreement between the Bank and Gordon Coryea dated April 30, 1988, as amended as of May 1, 1992, is incorporated by reference to Exhibit 10(13) to the
         Registration   Statement  on  Form  S-1   (Registration   No.
         33-55052).

(11)     Deferred Compensation  Agreement between the Bank and Merritt
         V. McVicker dated April 30, 1988, as amended as of May 1, 1992, is incorporated by reference to Exhibit 10(14) to the Registration Statement on Form S-1 (Registration No. 33-55052).

(12) Deferred Compensation Agreement between the Bank and John M. Dalton dated April 30, 1988, as amended April 15, 1991, as amended May 1, 1992, and as amended October 5, 1992, is incorporated by reference to Exhibit 10(15) to the
         Registration   Statement  on  Form  S-1   (Registration   No.
         33-55052).

(13)     Deferred  Compensation  Agreement between the Bank and Robert
         D. Burchard dated April 30, 1988, as amended April 15, 1991, as amended May 1, 1992, and as amended October 5, 1992, is incorporated by reference to Exhibit 10(16) to the
         Registration   Statement  on  Form  S-1   (Registration   No.
         33-55052).

(14) Deferred Compensation Agreement between the Bank and Jacquelin Ann Noble dated April 30, 1988, as amended April 15, 1991, and as amended October 5, 1992, is incorporated by reference to Exhibit 10(17) to the Registration Statement on Form S-1 (Registration No. 33-55052).

(15) Deferred Compensation Agreement between the Bank and Nora K. Kuntz dated October 8, 1991, as amended October 5, 1992, is incorporated by reference to Exhibit 10(18) to the
         Registration   Statement  on  Form  S-1   (Registration   No.
         33-55052).

(16) Death Benefit Agreement between the Bank and Tim Canode dated August 25, 1992, is incorporated by reference to Exhibit 10(19) to the Registration Statement on Form S-1 (Registration No. 33-55052).

(17) Death Benefit Agreement between the Bank and Larry G. Phillips dated August 25, 1992, is incorporated by reference to Exhibit 10(20) to the Registration Statement on Form S-1 (Registration No. 33-55052).

(18) Excess Benefit Agreement dated as of Februry 28, 1996 between the Bank and John M. Dalton.

(19) Excess Benefit Agreement dated as of February 28, 1996 between the Bank and Robert D. Burchard.

         Exhibit Index                                                    Page


11       Statement regarding computation of per share earnings.

13       1996 Shareholder Annual Report.

21 Subsidiaries of the Registrant is incorporated by reference to Exhibit 22 to the Registration Statement on Form S-1 (Registration No. 33-55052).

23       Consent of Geo. S. Olive & Co. LLC

27       Financial Data Schedule
- -----------------

* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1)-10(19).