Form 10-Q
period 1996-09-30
MARION CAPITAL HOLDINGS INC
filed 1996-11-14
CIK 894372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO _________________

                         Commission file number: 0-21108

                          MARION CAPITAL HOLDINGS, INC.
               (Exact name of registrant specified in its charter)


          Indiana                                             35-1872393
------------------------------                           ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of November 7, 1996 was 1,842,642.

                          Marion Capital Holdings, Inc.

                                    Form 10-Q

                                      Index

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements                                             3

               Consolidated Condensed Statement of Financial Condition as of September 30, 1996 and June 30, 1996

               Consolidated Condensed Statement of Income for the three-month periods ended September 30, 1996 and 1995

               Consolidated  Condensed  Statement of Changes in
               Shareholders' Equity for the three months ended
               September 30, 1996

               Consolidated Condensed Statement of Cash Flows for the three months ended September 30, 1996 and 1995

               Notes to Consolidated Financial Statements                    8

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           9

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                               13

Item 6.     Exhibits and Reports on Form 8-K                                13

SIGNATURES                                                                  14

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                                        September 30,                  June 30,
                                                                            1996                         1996
                                                                        ------------                 ------------
ASSETS
   Cash                                                                   $1,645,804                   $2,365,805
   Short-term interest bearing deposits                                    5,992,802                    5,154,518
                                                                        ------------                 ------------
     Total cash and cash equivalents                                       7,638,606                    7,520,323
   Investment securities available for sale                                                               999,750
   Investment securities held to maturity
     (market value $7,535,138 and $11,496,535)                             7,595,230                   11,566,476
   Mortgage-backed securities (market value $1,044,223
     and $1,389,232)                                                       1,056,068                    1,491,246
   Loans receivable, net                                                 145,080,244                  143,164,641
   Real estate owned, net                                                    170,089                      182,959
   Premises and equipment                                                  1,443,218                    1,446,025
   Stock in Federal Home Loan Bank (at cost
     which approximates market)                                              988,400                      988,400
   Other assets                                                           10,624,783                   10,406,755
                                                                        ------------                 ------------
   Total assets                                                         $174,596,638                 $177,766,575
                                                                        ============                 ============

LIABILITIES
   Deposits                                                             $123,666,717                 $126,260,010
   Advances from FHLB                                                      5,941,474                    6,241,474
   Advances by borrowers for taxes and
     insurance                                                               305,798                      392,278
   Other liabilities                                                       5,074,757                    3,361,739
                                                                        ------------                 ------------
     Total liabilities                                                   134,988,746                  136,255,501

SHAREHOLDERS' EQUITY
   Preferred Stock:
     Authorized and unissued--2,000,000 shares                                     0                            0
   Common stock, without par value:
     Authorized--5,000,000 shares
     Issued and outstanding--1,842,642 and
       1,933,613 shares                                                   12,040,034                   13,814,937
     Retained earnings                                                    27,887,618                   28,128,458
     Unrealized loss on securities available for sale                              0                         (119)
     Unearned compensation                                                  (319,760)                    (432,202)
                                                                        ------------                 ------------
       Total shareholders' equity                                         39,607,892                   41,511,074
                                                                        ------------                 ------------
   Total Liabilities and Shareholders' Equity                           $174,596,638                 $177,766,575
                                                                        ============                 ============

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME



                                                                                      Three Months Ended
                                                                                         September 30,
                                                                          ---------------------------------------
                                                                            1996                         1995
                                                                          ----------                   ----------
Interest Income
   Loans                                                                  $3,183,374                   $3,090,063
   Mortgage-backed securities                                                 16,687                       32,251
   Interest-bearing deposits                                                  72,543                       41,235
   Investment Securities                                                     139,044                      235,069
   Other interest and dividend income                                         19,503                       18,332
                                                                          ----------                   ----------
     Total interest income                                                 3,431,151                    3,416,950

Interest Expense
   Deposits                                                                1,614,238                    1,580,407
   Advances from FHLB                                                        100,033                      119,194
   Securities sold under agreement to repurchase                                   0                       12,724
                                                                          ----------                   ----------
     Total interest expense                                                1,714,271                    1,712,325
                                                                          ----------                   ----------

Net interest income                                                        1,716,880                    1,704,625
   Provision for losses on loans                                               4,190                            0
                                                                          ----------                   ----------

Net interest income after
   provision for losses on loans                                           1,712,690                    1,704,625
                                                                          ----------                   ----------

Other Income
   Net loan servicing fees                                                    22,207                       19,178
   Annuity and other commissions                                              44,516                       44,406
   Equity in losses of limited partnerships                                  (60,000)                     (44,226)
   Other income                                                               18,592                       37,681
                                                                          ----------                   ----------
     Total Other Income                                                       25,315                       57,039
                                                                          ----------                   ----------

Other Expenses
   Salaries and employee benefits                                            685,603                      590,525
   Occupancy expense                                                          43,949                       39,295
   Equipment expense                                                          14,301                       13,036
   Deposit insurance expense                                                 861,651                       80,758
   Real estate operations, net                                                 8,110                        1,465
   Other expenses                                                            217,113                      189,712
                                                                          ----------                   ----------
     Total Other Expenses                                                  1,830,727                      914,791
                                                                          ----------                   ----------

Income (Loss) Before Income Taxes                                            (92,722)                     846,873

   Income Tax Expense (Benefit)                                             (220,210)                     241,045
                                                                          ----------                   ----------

Net Income                                                                  $127,488                     $605,828
                                                                          ==========                   ==========
Per Share
   Net income                                                                  $0.07                        $0.29
   Dividends                                                                   $0.20                        $0.18

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY



                                             Common Stock                                             Unearned          Total
                                  -------------------------------    Retained    Unrealized loss     Compensation      Shareholders'
                                        Shares          Amount       Earnings     on Securities           RRP            Equity
                                        ------          ------       --------     -------------      ------------     --------------
Balances, July 1, 1996               1,933,613     $13,814,937      $28,128,458       ($119)          ($432,202)       $41,511,074

Stock repurchases                      (96,680)     (1,965,480)                                                         (1,965,480)

Exercise of stock options                5,709          57,090                                                              57,090

Amortization of unearned
  compensation                                                                                          112,442            112,442

Net change in unrealized loss on
  securities available for sale                                                         119                                    119

Net income for the three months
  ended September 30, 1996                                              127,488                                            127,488

Tax benefit on compensation plans                      133,487                                                             133,487

Cash dividends                                                         (368,328)                                          (368,328)
                                     ---------     -----------       ----------          --           ---------        -----------

Balances, September 30, 1996         1,842,642     $12,040,034       27,887,618          $0           ($319,760)       $39,607,892
                                     =========     ===========      ===========       =====           =========        ===========

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS



                                                                                    Three Months Ended
                                                                                       September 30,
                                                                           --------------------------------------
                                                                             1996                         1995
                                                                           ---------                   ----------
Cash Flows from Operation Activities
   Net income                                                               $127,488                     $605,828
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                                                 4,190                            0
     Equity in loss of limited partnerships                                   60,000                       44,226
     Amortization of net loan origination fees                               (65,965)                     (63,443)
     Net amortization (accretion) of investment
     securities' premiums and discounts                                        4,597                        5,817
   Net amortization (accretion) of mortgage-
     backed securities and CMO premiums                                          750                        2,336
   Amortization of unearned compensation                                     112,442                      108,943
   Depreciation                                                               18,960                       19,120
   Deferred income tax                                                      (108,978)                     (61,971)
   Origination of loans for sale                                          (1,050,000)                  (1,669,886)
   Proceeds from sale of loans                                             1,050,000                    1,669,886
   Change in:
     Interest receivable                                                     (59,244)                     (91,272)
     Interest payable and other liabilities                                1,713,018                    1,044,515
     Cash value of insurance                                                (179,787)                     (27,000)
     Prepaid expense and other assets                                        229,612                      (31,392)
                                                                           ---------                   ----------

   Net cash provided by operating activities                               1,857,083                    1,555,707
                                                                           ---------                   ----------
Investing Activities
   Proceeds from maturity of investment
     securities available for sale                                         1,000,000                    1,000,000
   Purchase of investment securities
     held to maturity                                                     (1,000,000)                           0
   Proceeds from maturity of investment
     securities held to maturity                                           4,962,246
   Payments on mortgage-backed securities                                    434,428                       76,433
   Net change in loans                                                    (2,246,239)                  (2,975,563)
   Proceeds from real estate owned sales                                      30,722                       22,500
   Purchases of premises and equipment                                       (16,153)                     (12,126)
   Death benefits received on life insurance                                 352,687                            0
                                                                           ---------                   ----------

     Net cash provided (used) by investing
       activities                                                          3,517,691                   (1,888,756)
                                                                           ---------                   ----------



Financing Activities
   Net change in:
     Noninterest-bearing deposits, NOW
       passbook and money market savings
       accounts                                                           (1,170,884)                    (138,774)
     Certificates of Deposit                                              (1,422,409)                    (298,939)
   Proceeds from FHLB advances                                             1,500,000                    3,000,000
   Repayment of FHLB advances                                             (1,800,000)                  (3,000,000)
   Proceeds from securities sold under
     agreement to repurchase                                                       0                    2,483,016
   Net change in advances by borrowers for
     taxes and insurance                                                     (86,480)                     (91,455)
   Proceeds from exercise of stock options                                    57,090                       50,850
   Stock repurchases                                                      (1,965,480)                           0
   Dividends paid                                                           (368,328)                    (358,447)
                                                                           ---------                   ----------

     Net cash provided (used) by
       financing activities                                               (5,256,491)                   1,829,161
                                                                           ---------                   ----------

Net Change in Cash and Cash Equivalents                                      118,283                    1,496,112

     Cash and Cash Equivalents,
       Beginning of Period                                                 7,520,323                    3,483,184
                                                                           ---------                   ----------

     Cash and Cash Equivalents,
       End of Period                                                      $7,638,606                   $4,979,296
                                                                          ==========                   ==========

Additional Cash Flows and Supplementary
   Information
   Interest paid                                                            $898,991                     $961,882
   Income tax paid                                                           250,879                       77,458
   Loan balances transferred to real
     estate owned                                                             59,141                       58,879
   Loans to finance the sale of real
     estate owned                                                             38,000                      300,000

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments, comprising only normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 1996, results of operations for the three month period ended September 30, 1996 and 1995, and cash flows for the three month period ended September 30, 1996 and 1995.

NOTE B: Dividends and Earnings Per Share

On August 12, 1996, the Board of Directors declared a quarterly cash dividend of $.20 per share. This dividend was paid on September 13, 1996 to shareholders of record as of August 30, 1996.

The per share amounts were computed based on 1,913,198 average common and common equivalent shares outstanding for the three month period ended September 30, 1996 and 2,070,566 average common and common equivalent shares outstanding for the three month period ended September 30, 1995.

NOTE C: Accounting For Mortgage Servicing Rights

The  Company  adopted  Statement  of  Accounting  Standards  ("SFAS")  No.  122,
Accounting for Mortgage Servicing Rights, on July 1, 1996. Mortgage servicing rights on originated loans are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. The adoption of SFAS No. 122 did not have a material effect on the Company's financial statements.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The Company's total assets were $174.6 million at September 30, 1996 compared to $177.8 million at June 30, 1996. Cash and cash equivalents remained relatively unchanged from June 30, 1996 to September 30, 1996, and investment securities declined to $7.6 million at September 30, 1996, a 39.6% decrease from $12.6 million on June 30, 1996 as the Company used funds to meet new loan originations, fund deposit outflows, and repurchase common stock. Loans receivable were $145.1 million at September 30, 1996, an increase of $1.9 million, or 1.3%, from June 30, 1996. This increase is due primarily to originations of 1-4 family loans. Real estate owned decreased to $170,000 at September 30, 1996, compared to $183,000 at June 30 1996, a 7.0% decrease.

Deposits decreased to $123.7 million at September 30, 1996 compared to $126.3 million at June 30, 1996, a 2.1% decrease. This $2.6 million decrease represented a $1.2 million decrease in passbook and transaction accounts and an approximate $1.4 million decline in certificate of deposit accounts. Management believes the savings outflows are the result of changing market interest rates. The Bank continues to pay competitive rates on its savings products compared to other financial institutions in its market area.

Advances from the Federal Home Loan Bank declined by $300,000 as the Bank repaid maturing advances from liquid funds.

Other liabilities increased from $3.4 million at June 30, 1996 to $5.1 million at September 30, 1996 as a result of an increase in accrued interest payable on savings deposits and recording of a liability for the special SAIF assessment of $777,000. A majority of the Bank's savings accounts are credited interest on June 30 and December 31 of each year resulting in a larger accrued interest payable at September 30, compared to June 30.

Shareholders' equity was $39.6 million at September 30, 1996, compared to $41.5 million at June 30, 1996.

During the quarter ended September 30, 1996, the Company completed a stock repurchase program to repurchase 96,680 shares, or 5% of the Company's outstanding common stock in the open market. The Company acquired the shares at an average price of $20.33, or 95% of book value, and reduced the number of shares outstanding to 1,842,642.

For the three months ended September 30, 1996, net income amounted to $127,488, a decrease from the earnings of $605,828 for the three months ended September 30, 1995. This decrease in earnings is attributable directly to the signing of the omnibus appropriations bill on September 30, 1996, which imposes a FDIC special assessment for all institutions with SAIF-insured deposits. This assessment amounted to $776,717 and is included in deposit insurance expense for the three months ended September 30, 1996. The assessment is payable November 27, 1996. The after-tax effect on net income was $469,059 for the three months ended September 30, 1996. SAIF-insured institutions will likely incur a benefit from reduction of FDIC premiums beginning January 1, 1997, which should have a positive effect on earnings in future periods.

Results of Operations Comparison of Three Months Ended September 30, 1996 and September 30, 1995

Net income for the three months ended September 30, 1996 was $127,488 compared with $605,828 for the three months ended September 30, 1995. Interest income for the three months ended September 30, 1996 increased by $14,201 or 0.4% compared to the same period in the prior year, while interest expense for the three months ended September 30, 1996 increased $1,946 or 0.1% compared to the same period in the prior year. These increases reflect the repricing of assets and liabilities to lower rates and a decrease in deposit balances outstanding. As a result, net interest income for the three months ended September 30, 1996 amounted to $1,716,880, an increase of $12,255 or 0.7% compared to the same period in the prior year.

The return on assets for the three months ended September 30, 1996 was .29% compared to 1.39% for the same period last year. Without the SAIF special assessment expense, the return on assets would have been 1.35% for the three months ended September 30, 1996.

The return on equity for the three months ended September 30, 1996, was 1.26% compared to 5.75% for the same period last year. Without the FDIC special assessment expense, the return on equity would have been 5.88% for the three months ended September 30, 1996.

A $4,190 provision for loss on loans for the three months ended September 30, 1996 was made compared to no provision reported in the same period last year. With non-performing loans decreasing, management believes that the allowance for loan losses is adequate at this time.

Total other income decreased by $31,724 for the three months ended September 30, 1996, compared to the same period in the prior year. The Company recognized an increased loss from the limited partnership based on expected operations as a result of the partnership restructuring its long-term debt.

Total other expenses increased by $915,936 for the three months ended September 30, 1996, compared to the same period in the prior year. Deposit insurance expense increased by $780,893 as the result of the SAIF special assessment as discussed above. Salaries and employee benefits increased to $95,078, or 16.1%. This increase was attributable to the granting of the remaining unvested shares under the RRP program and expenses attributable to bringing other benefit programs up to 100% for a deceased director resulting in increased expense of $88,000.

Income tax benefit for the three months ended September 30, 1996 amounted to $220,210, compared to tax expenses of $241,045 reported for the three months ended September 30, 1995. The tax benefit results from the pre-tax operating loss created by the SAIF special assessment and low-income housing tax credits from the limited partnership. The Company's effective tax rate for the three months ended September 30, 1995 was 28.5%.

Allowance for loan losses amounted to $2.0 million at September 30, 1996, which was unchanged from June 30, 1995 after adjusting for charge-offs and recoveries. Management considered the allowances for loan and real estate losses at September 30, 1996, to be adequate to cover estimated losses inherent in those portfolios at that date, and its consideration included probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, real estate owned, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table illustrates the changes affecting the allowance accounts for the three months ending September 30, 1996.



                                                             Allowance For         Allowance For             Total
                                                             loan losses             REO losses             Allowances
                                                              ----------            ---------              ----------
Balances at July 1, 1996 .........................            $2,009,250              $16,118              $2,025,368
Provision for losses .............................                 4,190                    0                   4,190
Recoveries........................................                     0                8,853                   8,853
Loans and REO charged off.........................                     0              (19,024)                (19,024)
                                                              ----------            ---------              ----------

Balances at September 30, 1996....................            $2,013,440            $   5,947              $2,019,387
                                                              ==========            =========              ==========


The loan loss reserves to total loans at September 30, 1996 equaled 1.37% of total loans outstanding, compared to 1.38% of total loans outstanding at June 30, 1996. Total non-performing assets decreased during the three months ended
September 30, 1996, from $1.9 million at June 30, 1996 to $1.7 million at September 30, 1996. Non-performing assets at September 30, 1996 consisted of $170,000 in real estate owned and loans delinquent greater than 90 days of $1.5 million.

Total non-performing loans totaled 1.01% of total loans outstanding at September 30, 1996 compared to 1.18% of total loans at June 30, 1996.

The following table further depicts the amounts and categories of the Bank's non-performing assets. It is the policy of the Bank that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                   September 30,        June 30,
                                                       1996               1996
                                                   -------------        --------
                                                        (Dollars in Thousands)

Accruing loans delinquent
    more than 90 days ...........................       $---              $---
Non-accruing loans:
    Residential .................................      1,428             1,659
    Multi-family ................................         --                --
    Commercial ..................................         45                47
    Consumer ....................................         11                11
Troubled debt restructurings ....................         --                --
                                                      ------            ------
    Total non-performing loans ..................      1,484             1,717
Real estate owned, net ..........................        170               183
                                                      ------            ------
    Total non-performing assets .................     $1,654            $1,900
                                                      ======            ======

Non-performing loans to
    total loans, net.............................       1.01%             1.18%
Non-performing assets to
    total assets ................................        .95%             1.07%

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


                                                    Three Months Ended September 30
                              --------------------------------------------------------------------------
                                               1996                                    1995
                              -----------------------------------     -----------------------------------
                                                         (Dollars in thousands)

                               Average                    Average      Average                   Average
                               Balance      Interest        Rate       Balance      Interest      Rate
                               -------      --------        ----       -------      --------      ----
Total interest-
  earnings assets..........      $164,604       $3,431       8.34%         $163,427     $3,417        8.36%
Total interest-
  bearing liabilities......       130,370        1,714       5.26%          127,959      1,712        5.35%

Net interest income/
  interest rate spread....                      $1,717       3.08%                       1,705        3.01%
                                                 =====                                   =====



Financial Condition

Shareholders' equity at September 30, 1996 was $39,607,892, a decrease of $1,903,182 or 4.6% from June 30, 1996. The Company's equity to asset ratio was 22.69% at September 30, 1996 compared to 23.35% at June 30, 1996. All fully phased-in capital requirements are currently met. The following table depicts the amounts (in thousands) and ratios of the Bank's capital as of September 30, 1996 under each of the three regulatory capital requirements (tangible, core, and fully phased-in risk based):

                                            Tangible      Core      Risk-Based
                                             Capital     Capital      Capital
                                           ---------     -------    ----------
Amount . . . . . . . . . . . . . . . .     $35,809       $35,809     $37,223
As a percent of assets, as defined . .        21.0%         21.0%       33.1%
Required amount   . . . . . . . . . . .      2,557         5,114       9,004
As a percent of assets, as defined . .         1.5%          3.0%        8.0%
Capital in excess of
   required amount . . . . . . . . . .     $33,252       $30,695     $28,219


Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 5%, of which 1% must be comprised of short-term investments. At September 30, 1996, the Bank's liquidity ratio was 10.2% of which 6.0% was comprised of short-term investments.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Neither  the  Company  nor the Bank were  during the  three-month  period  ended
September 30, 1996, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage loans.

Item 6.  Exhibits and Reports on Form 8-K

a)         Exhibit 27 is the Financial Data Schedule

b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MARION CAPITAL HOLDINGS, INC.


Date:  November 14, 1996                         By: /s/ John M. Dalton
                                                     ------------------
                                                        John M. Dalton,
                                                        President


Date:  November 14, 1996                       By: /s/ Larry G. Phillips
                                                   ---------------------
                                                        Larry G. Phillips,
                                                        Vice President,
                                                        Secretary and Treasurer