Form 10-Q
period 1996-12-31
MARION CAPITAL HOLDINGS INC
filed 1997-02-14
CIK 894372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of February 7, 1997 was 1,844,142.

                          Marion Capital Holdings, Inc.

                                    Form 10-Q

                                      Index

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                               3

          Consolidated Condensed Statement of Financial
          Condition as of December 31, 1996 and June 30, 1996                3

          Consolidated Condensed Statement of Income for
          the three-month periods ended December 31, 1996 and 1995           4

          Consolidated Condensed Statement of Changes in
          Shareholders' Equity for the three months ended
          December 31, 1996                                                  5

          Consolidated Condensed Statement of Cash Flows
          for the three months ended December 31, 1996 and 1995            6-7

          Notes to Consolidated Condensed Financial Statements               8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 14

Item 6.   Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                  15

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                             December 31,         June 30,
                                                                 1996               1996
                                                            -------------       -------------
ASSETS
    Cash                                                    $   2,211,874       $   2,365,805
    Short-term interest bearing deposits                        2,754,738           5,154,518
                                                            -------------       -------------
        Total cash and cash equivalents                         4,966,612           7,520,323

    Investment securities available for sale                    1,007,500             999,750
    Investment securities held to maturity
        (market value $8,578,213 and $11,496,535)               8,615,029          11,566,476
    Mortgage-backed securities (market value $623,755
        and $1,389,232)                                           629,684           1,491,246
    Loans receivable, net                                     146,804,984         143,164,641
    Real estate owned, net                                         23,936             182,959
    Premises and equipment                                      1,492,121           1,446,025
    Stock in Federal Home Loan Bank (at cost which
        approximates market)                                      988,400             988,400
    Other assets                                               11,277,454          10,406,755
                                                            -------------       -------------
        Total assets                                        $ 175,805,720       $ 177,766,575
                                                            =============       =============


LIABILITIES
    Deposits                                                $ 123,911,566       $ 126,260,010
    Advances from FHLB                                          8,233,390           6,241,474
    Advances by borrowers for taxes and
        insurance                                                 199,703             392,278
    Other liabilities                                           3,490,377           3,361,739
                                                            -------------       -------------
        Total liabilities                                     135,835,036         136,255,501


SHAREHOLDERS' EQUITY
    Preferred Stock:
        Authorized and unissued--2,000,000 shares                       0                   0
    Common stock, without par value:
        Authorized--5,000,000 shares
        Issued and outstanding--1,843,942 and
            1,933,613 shares                                   12,053,034          13,814,937
    Retained earnings                                          28,182,049          28,128,458
    Unrealized (gain) on securities available for sale                545                (119)
    Unearned compensation                                        (264,944)           (432,202)
                                                            -------------       -------------
        Total shareholders' equity                             39,970,684          41,511,074
                                                            -------------       -------------
        Total liabilities and shareholders' equity          $ 175,805,720       $ 177,766,575
                                                            =============       =============

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                        Three Months Ended            Six Months Ended
                                                            December 31,                 December 31,
                                                    --------------------------    --------------------------
                                                        1996           1995           1996           1995
                                                    -----------    -----------    -----------    -----------
Interest income
    Loans                                           $ 3,202,867    $ 3,136,955    $ 6,386,241    $ 6,227,018
    Mortgage-backed securities                           11,202         29,081         27,889         61,332
    Federal funds sold                                        0              0              0              0
    Interest-bearing deposits                            69,794         71,364        142,337        112,599
    Investment securities                               127,295        208,336        266,339        443,405
    Other interest and dividend income                   19,504         18,331         39,007         36,663
                                                    -----------    -----------    -----------    -----------
       Total interest income                          3,430,662      3,464,067      6,861,813      6,881,017

Interest expense
    Deposits                                          1,574,216      1,573,157      3,188,454      3,153,564
    Advances from FHLB                                  109,064        114,892        209,097        234,086
    Securities sold under agreement to repurchase             0         32,363              0         45,087
                                                    -----------    -----------    -----------    -----------
       Total interest expense                         1,683,280      1,720,412      3,397,551      3,432,737
                                                    -----------    -----------    -----------    -----------
Net interest income                                   1,747,382      1,743,655      3,464,262      3,448,280
    Provision for losses on loans                         5,759         24,243          9,949         24,243
                                                    -----------    -----------    -----------    -----------
Net interest income after
    provision for losses on loans                     1,741,623      1,719,412      3,454,313      3,424,037
                                                    -----------    -----------    -----------    -----------
Other income
    Net loan servicing fees                              22,886         20,001         45,093         39,179
    Annuity and other commissions                        45,387         38,189         89,903         82,595
    Equity in losses of limited partnerships            (60,000)       (51,427)      (120,000)       (95,653)
    Gain on sale of other assets                         51,376              0         51,376              0
    Other income                                         19,120         18,129         37,712         55,810
                                                    -----------    -----------    -----------    -----------
    Total other income                                   78,769         24,892        104,084         81,931
                                                    -----------    -----------    -----------    -----------
Other expenses
    Salaries and employee benefits                      572,941        585,205      1,258,544      1,175,730
    Occupancy expense                                    36,816         37,020         80,765         76,315
    Equipment expense                                    14,021         14,531         28,322         27,567
    Deposit insurance expense                            85,129         81,532        946,780        162,290
    Real estate operations, net                           2,881        (19,800)        10,991        (18,335)
    Other expenses                                      209,370        175,445        426,483        365,157
                                                    -----------    -----------    -----------    -----------
       Total other expenses                             921,158        873,933      2,751,885      1,788,724
                                                    -----------    -----------    -----------    -----------
Income before income taxes                              899,234        870,371        806,512      1,717,244

    Income tax expense                                  236,015        232,737         15,805        473,782
                                                    -----------    -----------    -----------    -----------

Net income                                          $   663,219    $   637,634    $   790,707    $ 1,243,462
                                                    ===========    ===========    ===========    ===========
Per Share
    Net income                                      $      0.35    $      0.31    $      0.42    $      0.60
    Dividends                                       $      0.20    $      0.18    $      0.40    $      0.36

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                        Common Stock                                                  Unearned         Total
                                   -------------------------       Retained        Unrealized gain   Compensation   Shareholders'
                                   Shares           Amount         Earnings         on Securities        RRP           Equity
                                  ---------      -----------      -----------      ---------------   ------------   -------------
Balances, July 1, 1996            1,933,613      $13,814,937      $28,128,458          ($119)        ($432,202)     $41,511,074

Stock repurchases                   (96,680)      (1,965,480)                                                        (1,965,480)

Exercise of stock options             7,009           70,090                                                             70,090

Amortization of unearned
    compensation                                                                                       167,258          167,258

Net change in unrealized
    (gain) on securities
    available for sale                                                                   664                                664

Net income for the
  six months ended
  December 31, 1996                                                   790,707                                           790,707

Tax benefit on
  compensation plans                                 133,487                                                            133,487

Cash dividends                                                       (737,116)                                         (737,116)
                                  ---------      -----------      -----------           ----         ---------      -----------
Balances, December 31, 1996       1,843,942      $12,053,034      $28,182,049           $545         ($264,944)     $39,970,684
                                  =========      ===========      ===========           ====         =========      ===========

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                           Six Months Ended
                                                              December 31,
                                                      --------------------------
                                                          1996           1995
                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $   790,707    $ 1,243,462
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Provision for loan losses                          9,949         24,243
         Provision for real estate owned losses                 0        (20,070)
         Equity in loss of limited partnerships           120,000         95,653
         Amortization of net loan origination fees       (131,683)      (103,687)
         Net amortization (accretion) of investment
             securities' premiums and discounts            10,317         10,705
         Net amortization (accretion) of mortgage-
             backed securities and CMO premiums               750          4,421
         Amortization of unearned compensation            167,258        172,192
         Depreciation                                      39,021         38,493
         Deferred income tax                             (147,260)      (108,221)
         Origination of loans for sale                 (3,696,650)    (2,637,808)
         Proceeds from sale of loans                    3,696,650      2,637,808
         Change in:
             Interest receivable                          (50,796)       (99,324)
             Interest payable and other liabilities       128,638        135,290
             Cash value of insurance                     (214,762)       (55,000)
             Prepaid expense and other assets              61,942        (59,278)
         Net cash provided by operating
             activities                                   784,081      1,278,879
                                                      -----------    -----------
INVESTING ACTIVITIES
   Purchase of investment securities
      available for sale                               (1,007,031)    (1,984,528)
   Proceeds from maturity of investment
      securities available for sale                     1,000,000      1,000,000
   Purchase of investment securities
      held to maturity                                 (3,000,000)             0
   Proceeds from maturity of investment
      securities held to maturity                       5,937,161      1,000,000
   Payments on mortgage-backed securities                 860,812        240,267
   Net changes in loans                                (3,385,417)    (2,400,352)
   Proceeds from real estate owned sales                   30,722         24,000
   Purchases of premises and equipment                    (85,117)       (17,987)
   Premiums paid on Life Insurance                       (860,000)             0
   Death benefits received on life insurance              352,687              0
                                                      -----------    -----------
         Net cash used by investing
             activities                                  (156,183)    (2,138,600)
                                                      -----------    -----------


                                                           Six Months Ended
                                                              December 31,
                                                      --------------------------
                                                          1996           1995
                                                      -----------    -----------
FINANCING ACTIVITIES Net change in:
      Noninterest-bearing deposits, NOW
         passbook and money market savings
         accounts                                        (473,687)       530,784
      Certificates of deposit                          (1,874,757)       718,549
   Proceeds from FHLB advances                          5,000,000      3,000,000
   Repayment of FHLB advances                          (3,008,084)    (3,221,678)
   Proceeds from securities sold under
      agreement to repurchase                                   0      2,520,389
   Repayment of securities sold under
      agreement to repurchase                                   0     (1,000,000)
   Net change in advances by borrowers for
      taxes and insurance                                (192,575)        (8,881)
   Proceeds from exercise of stock options                 70,090        151,990
   Stock repurchases                                   (1,965,480)             0
   Dividends paid                                        (737,116)      (718,678)
                                                      -----------    -----------
         Net cash provided (used) by
             financing activities                      (3,181,609)     1,972,475
                                                      -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                (2,553,711)     1,112,754

         CASH AND CASH EQUIVALENTS,
             BEGINNING OF PERIOD                        7,520,323      3,483,184
                                                      -----------    -----------
         CASH AND CASH EQUIVALENTS,
             END OF PERIOD                            $ 4,966,612    $ 4,595,938
                                                      ===========    ===========

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY
   INFORMATION
   Interest paid                                      $ 3,392,443    $ 3,436,148
   Income tax paid                                        305,879        444,958
   Loan balances transferred to real
      estate owned                                         96,896        148,029
   Loans to finance the sale of real
      estate owned                                        210,000        359,500

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE A:           Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Marion Capital Holdings, Inc. (the "Company") and its subsidiary First Federal Savings Bank of Marion (the "Bank").

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments, comprising only normal recurring accruals, necessary to present fairly the Company's financial position as of December 31, 1996, results of operations for the three month and six month periods ended December 31, 1996 and 1995, and cash flows for the six month periods ended December 31, 1996 and 1995.

NOTE B:           Dividends and Earnings Per Share

On November 18, 1996, the Board of Directors declared a quarterly cash dividend of $.20 per share. This dividend was paid on December 13, 1996 to shareholders of record as of November 29, 1996.

The per share amounts were computed based on average common and common equivalent shares outstanding for the three month and six month periods ended December 31, 1996 of 1,899,692 and 1,906,115, respectively. For the three month and six month periods ended December 31, 1995 average common and common equivalent shares outstanding amounted to 2,073,567 and 2,072,067, respectively.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The Company's total assets were $175.8 million at December 31, 1996 compared to $177.8 million at June 30, 1996. Cash and cash equivalents decreased $2.6 million or 34.0% and investment securities were decreased $2.9 million or 23.4% from June 30, 1996 to December 31, 1996. Loans receivable were $146.8 million at December 31, 1996, an increase of $3.6 million, or 2.5%, from June 30, 1996. This increase is due primarily to an origination of a $2.5 million loan to another savings and loan holding company over a seven year period. Real estate owned decreased to $24,000 at December 31, 1996, compared to $183,000 at June 30 1996.

Deposits decreased to $123.9 million at December 31, 1996 compared to $126.3 million at June 30, 1996, a 1.9% decrease. This $2.4 million decrease represented a $474,000 decrease in passbook and transaction accounts and an approximate $1,875,000 decrease in certificate of deposit accounts. This decrease in total deposits results primarily from an outflow of existing accounts to different market alternatives. The Bank continues to pay competitive rates on its savings products compared to other financial institutions in its market area.

Other liabilities increased from $3.4 million at June 30, 1996 to $3.5 million at December 31, 1996 as a result of normal operational increases.

Shareholders' equity was $40.0 million at December 31, 1996, compared to $41.5 million at June 30, 1996. This decrease was the result of completing a 5% repurchase of common stock on the open market during July, 1996.

Net income for the six months ended December 31, 1996 of $790,707 represents a 36.4% decrease in income reported for the same period in the prior year. This decrease in earnings is attributable directly to the signing of the omnibus appropriations bill on September 30, 1996, which imposed a FDIC special assessment for all institutions with SAIF-insured deposits. This assessment amounted to $776,717 and is included in deposit insurance expense for the six months ended December 31, 1996. The assessment was payable November 27, 1996. The after-tax effect on net income was $469,059 for the six months ended December 31, 1996. SAIF-insured institutions will likely incur a benefit from reduction of FDIC premiums beginning January 1, 1997, which should have a positive effect on earnings in future periods. For the six months ended December 31, 1996, First Federal made a provision of $10,000 for general loan losses compared to $24,000 in loss provisions for the same period in the prior year. Management continues to review its current portfolio to ensure that total loss reserves remain adequate.

Results of Operations Comparison of Three Months Ended December 31, 1996 and December 31, 1995

Net income for the three months ended December 31, 1996 was $663,219 compared with $637,634 for the three months ended December 31, 1995, an increase of $25,585 or 4.0%. During the quarter ended December 31, 1996, a gain of $51,376 was recognized on the sale of other assets. Interest income for the three months ended December 31, 1996 decreased $33,405 or 1.0% compared to the same period in the prior year, while interest expense for the three months ended December 31, 1996 decreased $37,132 or 2.2% compared to the same period in the prior year.

As a result, net interest income for the three months ended December 31, 1996 amounted to $1,747,382, an increase of $3,727 or 0.2% compared to the same period in the prior year.

A provision of $6,000 for losses on loans was made for the three months ended December 31, 1996, compared to a $24,000 provision in the same period last year.

Total other income increased by $53,877 for the three months ended December 31, 1996, compared to the same period in the prior year. This increase was attributed to a gain on the sale of other assets of $51,376.

Total other expenses increased by $47,225, or 5.4% for the three months ended December 31, 1996, compared to the same period in the prior year. Salaries and employee benefits decreased $12,264, or 2.1%. Real estate operation expense increased by $22,681 for the three months ended December 31, 1996, compared to the same period in the prior year. Other expense increases were normal operational increases.

Income tax expense for the three months ended December 31, 1996 amounted to $236,015, an increase of $3,278 over the three months ended December 31, 1995, as the result of increased income. The Company's effective tax rate for the three months ended December 31, 1996 was 26.2% compared to 26.7% for the comparable period in 1995.

Results of Operations Comparison of Six Months Ended December 31, 1996 and December 31, 1995

Net income for the six months ended December 31, 1996 was $790,707 compared with $1,243,462 for the six months ended December 31, 1995, a decrease of $452,755 or 36.4%. This decrease is the direct result of the FDIC special assessment previously described. Interest income for the six months ended December 31, 1996 decreased $19,204 or .3% compared to the same period in the prior year, while interest expense for the six months ended December 31, 1996 decreased $35,186 or 1.0% compared to the same period in the prior year. These decreases reflect the repricing of assets and liabilities to lower rates and a decrease in deposit balances outstanding. As a result, net interest income for the six months ended December 31, 1996 amounted to $3,464,262, an increase of $15,982 or 0.5% compared to the same period in the prior year.

A $10,000 provision for loss on loans for the six months ended December 31, 1996 was made compared to a $24,000 provision reported in the same period last year.

Total other income increased by $22,153 for the six months ended December 31, 1996, compared to the same period in the prior year, in part as the result of increased sales of annuity and security products. Annuity and security product sales commissions were up $7,308, or 8.8% for the six months ended December 31, 1996, compared to the same period in the prior year.

Total other expenses increased by $963,161 or 53.8% for the six months ended December 31, 1996, compared to the same period in the prior year. The FDIC special assessment accounts for $776,717 of the increase. Salaries and employee benefits increased $82,814, or 7.0%. Real estate operation expense increased by $29,326 for the six months ended December 31, 1996, compared to the same period in the prior year. Other expense increases were normal operational increases.

Income tax expense for the six months ended December 31, 1996, amounted to $15,805, a decrease of $457,977 from the six months ended December 31, 1995 as a result of reduced income due to the FDIC special assessment.

Allowance for loan losses amounted to $2.0 million at December 31, 1996, which was unchanged from June 30, 1996 after adjusting for charge-offs and recoveries. Management considered the allowances for loan and real estate losses at December 31, 1996, to be adequate to cover estimated losses inherent in those portfolios at that date, and its consideration included probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, real estate owned, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table illustrates the changes affecting the allowance accounts for the six months ended December 31, 1996.


                                              Allowance For       Allowance For         Total
                                               Loan Losses          REO Losses        Allowances
                                              -------------       -------------      -----------
Balances at July 1, 1996..................      $2,009,250           $16,118         $2,025,368
Provision for losses......................           9,949                 0              9,949
Recoveries................................               0            31,871             31,871
Loans and REO charged off.................          (6,523)          (19,025)           (25,548)
                                                ----------           -------         ----------
Balances at December 31, 1996.............      $2,012,676           $28,964         $2,041,640



The loan loss reserves to total loans at December 31, 1996 equaled 1.35% of total loans outstanding, compared to 1.38% of total loans outstanding at June 30, 1996. Total non-performing assets increased during the six months ended December 31, 1996, from $1.9 million at June 30, 1996 to $2.3 million at December 31, 1996. Non-performing assets at December 31, 1996 consisted of $24,000 in real estate owned and loans delinquent greater than 90 days of $2.3 million.

Total non-performing loans totaled 1.54% of total loans outstanding at December 31, 1996 compared to 1.18% of total loans at June 30, 1996.

The following table further depicts the amounts and categories of the Bank's non-performing assets. It is the policy of the Bank that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.


                                             December 31,         June 30,
                                                 1996              1996
                                               ---------        ---------
                                                  (Dollars in Thousands)

Accruing loans delinquent
    more than 90 days....................            ---        $     ---
Non-accruing loans:
    Residential..........................          1,927            1,659
    Multi-family.........................            ---              ---
    Commercial...........................            112               47
    Consumer.............................            257               11
Troubled debt restructurings.............            ---              ---
                                                --------         --------
    Total non-performing loans...........          2,296            1,717
Real estate owned, net...................             24              183
                                                 -------          -------
    Total non-performing assets..........        $ 2,320          $ 1,900
                                                 =======          =======

Non-performing loans to
    total loans, net.....................          1.54%            1.18%
Non-performing assets to
    total assets.........................          1.32%            1.07%

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


                                                             Three Months Ended December 31
                                                      1996                                      1995
                                     -----------------------------------        ----------------------------------
                                                                  (Dollars in thousands)

                                    Average                     Average         Average                   Average
                                    Balance       Interest        Rate          Balance      Interest        Rate
                                    -------       --------        ----          -------      --------        ----
Total interest-
   earnings assets.............     $163,623        $3,430         8.39%        $164,942      $3,464          8.40%
Total interest-
   bearing liabilities.........      129,603         1,683         5.19%         129,004       1,720          5.33%

Net interest income/
Interest rate spread...........                      1,747         3.20%                       1,744          3.07%
                                                     =====                                     =====



                                                               Six Months Ended December 31
                                                      1996                                      1995
                                     -----------------------------------        ----------------------------------
                                                                 (Dollars in thousands)


                                    Average                      Average        Average                   Average
                                    Balance       Interest        Rate          Balance      Interest        Rate
                                    -------       --------        ----          -------      --------        ----
Total interest-
   earning assets..............     $164,215        $6,862         8.36%        $164,034      $6,881          8.39%
Total interest-
   bearing liabilities.........      129,242         3,398         5.26%         128,374       3,433          5.35%

Net interest income/
Interest Rate Spread...........                      3,464         3.10%                       3,448          3.04%

Financial Condition

Shareholders' equity at December 31, 1996 was $39,970,684, a decrease of $1,540,390 or 3.7% from June 30, 1996. The Company's equity to asset ratio was 22.74% at December 31, 1996 compared to 23.35% at June 30, 1996. All fully phased-in capital requirements are currently met. The following table depicts the amounts and ratios of the Bank's capital as of December 31, 1996, under each of the three regulatory capital requirements (tangible, core, and fully phased-in risk based):

                                              Tangible                   Core                Risk-Based
                                               Capital                  Capital                Capital
                                               -------                  -------                -------
                                                                 (Dollars in thousands)

Amount....................................     $ 36,507                $ 36,507               $ 37,925
As a percent of assets, as defined........        21.2%                   21.2%                  33.6%
Required amount...........................        2,580                   5,160                  9,029
As a percent of assets, as defined........         1.5%                    3.0%                   8.0%
Capital in excess of
   required amount........................     $ 33,927                $ 31,347               $ 28,896


Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 5%, of which 1% must be comprised of short-term investments. At December 31, 1996, the Bank's liquidity ratio was 10.8% of which 4.4% was comprised of short-term investments.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor the Bank were during the three-month period ended December 31, 1996, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage loans.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibit 27 is the Financial Data Schedule

b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MARION CAPITAL HOLDINGS, INC.



Date:  February 14, 1997                By:  /s/ John M. Dalton
                                             -----------------------------------
                                             John M. Dalton,
                                             President



Date:  February 14, 1997                By:  /s/ Larry G. Phillips
                                             -----------------------------------
                                             Larry G. Phillips, Vice President,
                                             Secretary and Treasurer