Form 10-Q
period 1997-03-31
MARION CAPITAL HOLDINGS INC
filed 1997-05-13
CIK 894372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

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

The number of shares of the Registrant's common stock, without par value, outstanding as of May 5, 1997 was 1,802,846.

                          Marion Capital Holdings, Inc.

                                    Form 10-Q

                                      Index

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements                                             3

                  Consolidated Condensed Statement of
                  Financial Condition as of
                  March 31, 1997 and June 30, 1996                           3

                  Consolidated Condensed Statement of
                  Income for the three-month
                  period  ended March 31,  1997 and 1996
                  and for the  nine-month
                  period ended March 31, 1997 and 1996.                      4

                  Consolidated Condensed Statement of
                  Changes in Shareholders' Equity
                  for the nine months ended March 31, 1997                   5

                  Consolidated Condensed Statement of
                  Cash Flows for the nine months
                  ended March 31, 1997 and 1996                            6-7

                  Notes to Consolidated Condensed
                  Financial Statements                                       8

Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              8

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                               15

Item 6.     Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                  16

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                                 March 31,        June 30,
                                                                   1997             1996
                                                              -------------    -------------
ASSETS
    Cash                                                      $   1,929,349    $   2,365,805
    Short-term interest bearing deposits                          3,653,657        5,154,518
                                                              -------------    -------------
        Total cash and cash equivalents                           5,583,006        7,520,323

    Investment securities available for sale                      2,960,625          999,750
    Investment securities held to maturity
        (market value $4,555,813 and $11,496,535)                 4,611,484       11,566,476
    Mortgage-backed securities (market value $442,067
        and $1,389,232)                                             445,570        1,491,246
    Loans receivable, net                                       147,399,206      143,164,641
    Real estate owned, net                                                0          182,959
    Premises and equipment                                        1,512,706        1,446,025
    Stock in Federal Home Loan Bank (at cost which
        approximates market)                                        988,400          988,400
    Other assets                                                 10,914,418       10,406,755
                                                              -------------    -------------
        Total assets                                          $ 174,415,415    $ 177,766,575
                                                              =============    =============


LIABILITIES
    Deposits                                                  $ 121,140,153    $ 126,260,010
    Advances from FHLB                                            8,233,390        6,241,474
    Advances by borrowers for taxes and
        insurance                                                   359,253          392,278
    Other liabilities                                             4,480,876        3,361,739
                                                              -------------    -------------
        Total liabilities                                       134,213,672      136,255,501


SHAREHOLDERS' EQUITY
    Preferred Stock:
        Authorized and unissued--2,000,000 shares                         0                0
    Common stock, without par value:
        Authorized--5,000,000 shares
        Issued and outstanding--1,828,242 and
            1,933,613 shares                                     11,712,034       13,814,937
    Retained earnings                                            28,716,566       28,128,458
    Unrealized gain (loss) on securities available for sale         (24,480)            (119)
    Unearned compensation                                          (202,377)        (432,202)
                                                              -------------    -------------
        Total shareholders' equity                               40,201,743       41,511,074
                                                              -------------    -------------
        Total liabilities and shareholders' equity            $ 174,415,415    $ 177,766,575

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                              Three Months Ended              Nine Months Ended
                                                                   March 31,                        March 31,
                                                            -----------------------------------------------------------
                                                              1997           1996             1997             1996
Interest income
    Loans                                                   $3,243,805    $3,129,882       $9,630,046       $9,356,900
    Mortgage-backed securities                                   7,151        24,577           35,040           85,909
    Federal funds sold                                               0             0                0                0
    Interest-bearing deposits                                   74,853        87,256          217,190          199,855
    Investment securities                                      110,488       183,212          376,827          626,617
    Other interest and dividend income                          19,131        18,083           58,138           54,746
                                                             ---------       -------        ---------        ---------
       Total interest income                                 3,455,428     3,443,010       10,317,241       10,324,027

Interest expense
    Deposits                                                 1,532,083     1,592,905        4,720,537        4,746,469
    Advances from FHLB                                         125,671       114,002          334,768          348,088
    Securities sold under agreement to repurchase                    0         7,072                0           52,159
                                                             ---------       -------        ---------        ---------
       Total interest expense                                1,657,754     1,713,979        5,055,305        5,146,716
                                                             ---------       -------        ---------        ---------
Net interest income                                          1,797,674     1,729,031        5,261,936        5,177,311
    Provision for losses on loans                               37,250             0           47,199           24,243
                                                             ---------       -------        ---------        ---------
Net interest income after
    provision for losses on loans                            1,760,424     1,729,031        5,214,737        5,153,068
                                                             ---------       -------        ---------        ---------
Other income
    Net loan servicing fees                                     21,988        20,484           67,081           59,663
    Annuity and other commissions                               37,573        38,955          127,476          121,550
    Equity in losses of limited partnerships                   (60,000)      (53,829)        (180,000)        (149,482)
    Other income                                                21,663        17,763          110,751           73,573
                                                             ---------       -------        ---------        ---------
       Total other income                                       21,224        23,373          125,308          105,304
                                                             ---------       -------        ---------        ---------
Other expenses
    Salaries and employee benefits                             329,321       589,196        1,587,865        1,764,926
    Occupancy expense                                           54,460        41,602          135,225          117,917
    Equipment expense                                           16,576        16,260           44,898           43,827
    Deposit insurance expense                                   16,849        82,056          963,629          244,346
    Real estate operations, net                                (27,229)        3,144          (16,238)         (15,191)
    Other expenses                                             270,393       195,300          696,876          560,457
                                                             ---------       -------        ---------        ---------
       Total other expenses                                    660,370       927,558        3,412,255        2,716,282
                                                             ---------       -------        ---------        ---------
Income before income taxes                                   1,121,278       824,846        1,927,790        2,542,090

    Income tax expense                                         217,912      216,346           233,717          690,128
                                                             ---------       -------        ---------        ---------
Net income                                                    $903,366      $608,500       $1,694,073       $1,851,962
                                                             =========       =======        =========        =========
Per Share
    Net income                                                   $0.48         $0.29            $0.89            $0.89
    Dividends                                                    $0.20         $0.18            $0.60            $0.54

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                 Common Stock                                          Unearned            Total
                                          -----------------------------  Retained   Unrealized gain   Compensation     Shareholders'
                                          Shares          Amount         Earnings     on Securities       RRP             Equity
                                         ---------       -----------    -----------     --------        ---------       -----------
Balances, July 1, 1996                   1,933,613       $13,814,937    $28,128,458        ($119)       ($432,202)      $41,511,074

Stock repurchases                         (112,680)       (2,309,480)                                                    (2,309,480)

Exercise of stock options                    7,309            73,090                                                         73,090

Amortization of unearned
    compensation                                                                                          229,825           229,825

Net change in unrealized (loss) on
    securities available for sale                                                        (24,361)                           (24,361)

Net income for the nine months
  ended March 31, 1997                                                    1,694,073                                       1,694,073

Tax benefit on compensation plans                            133,487                                                        133,487

Cash dividends                                                           (1,105,965)                                     (1,105,965)
                                         ---------       -----------    -----------     --------        ---------       -----------
Balances, March 31, 1997                 1,828,242       $11,712,034    $28,716,566     ($24,480)       ($202,377)      $40,201,743
                                         =========       ===========    ===========     ========        =========       ===========

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                          Nine Months Ended
                                                               March 31,
                                                      ---------------------------
                                                          1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $ 1,694,073    $ 1,851,962
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Provision for loan losses                         47,199         24,243
         Provision for real estate owned losses           (28,668)       (19,136)
         Equity in loss of limited partnerships           180,000        149,482
         Amortization of net loan origination fees       (204,957)      (168,474)
         Net amortization of investment
             securities' premiums and discounts            14,388         15,593
         Net amortization  of mortgage-
             backed securities and CMO premiums               750          5,978
         Amortization of unearned compensation            229,825        268,820
         Depreciation                                      61,104         58,035
         Deferred income tax                             (270,309)      (142,667)
         Origination of loans for sale                 (3,696,650)    (5,350,786)
         Proceeds from sale of loans                    3,696,650      5,350,786
         Change in:
             Interest receivable                              (98)       (40,895)
             Interest payable and other liabilities     1,119,137      1,034,528
             Cash value of insurance                     (540,337)       (85,000)
             Prepaid expense and other assets            (113,332)       105,520
                                                      -----------    -----------
         Net cash provided by operating
             activities                                 2,188,775      3,057,989
                                                      -----------    -----------

INVESTING ACTIVITIES
   Purchase of investment securities
      available for sale                               (3,002,125)    (1,984,528)
   Proceeds from maturity of investment
      securities available for sale                     1,000,000      2,984,528
   Purchase of investment securities
      held to maturity                                 (3,000,000)             0
   Proceeds from maturity of investment
      securities held to maturity                       9,937,161      6,000,000
   Contribution to limited partnership                   (130,000)      (290,000)
   Payments on mortgage-backed securities               1,044,926        689,091
   Net changes in loans                                (3,568,512)    (3,182,282)
   Proceeds from real estate owned sales                   30,722         36,850
   Purchases of premises and equipment                   (127,785)        20,655
   Premiums paid on life insurance                       (860,000)             0
   Death benefits received on life insurance            1,052,842              0
                                                      -----------    -----------
         Net cash used by investing
             activities                                 2,377,229      4,274,314
                                                      -----------    -----------

                                                        Nine Months Ended
                                                            March 31,
                                                   -----------------------------
                                                     1997               1996

FINANCING ACTIVITIES
   Net change in:
      Noninterest-bearing deposits, NOW
         passbook and money market savings
         accounts                                  (1,092,860)          745,728
      Certificates of deposit                      (4,026,997)        3,770,610
   Proceeds from FHLB advances                      5,000,000         3,000,000
   Repayment of FHLB advances                      (3,008,084)       (3,221,678)
   Proceeds from securities sold under
      agreement to repurchase                               0         2,771,346
   Repayment of securities sold under
      agreement to repurchase                               0        (2,771,346)
   Net change in advances by borrowers for
      taxes and insurance                             (33,025)          122,041
   Proceeds from exercise of stock options             73,090           268,820
   Stock repurchases                               (2,309,480)         (206,250)
   Dividends paid                                  (1,105,965)       (1,081,050)
                                                 ------------      ------------
         Net cash provided (used) by
             financing activities                  (6,503,321)        3,398,221
                                                 ------------      ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS            (1,937,317)       10,730,524

         CASH AND CASH EQUIVALENTS,
             BEGINNING OF PERIOD                    7,520,323         3,483,184
                                                 ------------      ------------
         CASH AND CASH EQUIVALENTS,
             END OF PERIOD                       $  5,583,006      $ 14,213,708
                                                 ============      ============

ADDITIONAL CASH FLOWS AND SUPPLEMENTARY
   INFORMATION
   Interest paid                                 $  4,253,247      $  4,365,542
   Income tax paid                                    470,879           729,958
   Loan balances transferred to real
      estate owned                                    124,309           362,001
   Loans to finance the sale of real
      estate owned                                    292,000           458,500

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments, comprising only normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 1997, results of operations for the three month and nine month periods ended March 31, 1997 and 1996, and cash flows for the nine month periods ended March 31, 1997 and 1996.


NOTE B:  Dividends and Earnings Per Share

On February 17, 1997, the Board of Directors declared a quarterly cash dividend of $.20 per share. This dividend was paid on March 14, 1997 to shareholders of record as of February 28, 1997.

The per share amounts were computed based on average common and common equivalent shares outstanding for the three month and nine month periods ended March 31, 1997 of 1,899,191 and 1,903,864, respectively. For the three month and nine month periods ended March 31, 1996 average common and common equivalent shares outstanding amounted to 2,078,977 and 2,074,370, respectively.


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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The Company's total assets were $174.4 million at March 31, 1997 compared to $177.8 million at June 30, 1996. Cash and cash equivalents decreased $1.9 million or 25.8%, and investment securities decreased $6.0 million or 43.0% from June 30, 1996 to March 31, 1997. Loans receivable were $147.4 million at March 31, 1997, an increase of $4.2 million, or 3.0%, from June 30, 1996. This increase is due, in part, to an origination of a $2.5 million long-term loan to another savings and loan holding company. Real estate owned decreased to $0 at March 31, 1997, compared to $183,000 at June 30, 1996.

Deposits decreased to $121.1 million at March 31, 1997 compared to $126.3 million at June 30, 1996, a 4.1% decrease. This $5.1 million decrease represented a $1.1 million decrease in passbook and transaction accounts and an approximate $4 million decrease in certificate of deposit accounts. This decrease in total deposits results primarily from an outflow of existing accounts to different market alternatives.

Other liabilities increased from $3.4 million at June 30, 1996 to $4.5 million at March 31, 1997 as a result of normal operational increases. The increase consists primarily in an increase of $797,000 in accrued interest payable on deposits since a majority of the certificates of deposit compound semi-annually at June 30 and December 31.

Shareholders' equity was $40.2 million at March 31, 1997, compared to $41.5 million at June 30, 1996. This decrease was the result of repurchasing common stock on the open market during the nine months ended March 31, 1997. During this period 112,680 shares were repurchased at a total cost of $2.3 million, or an average cost of $20.50 per share. As of March 31, 1997, the Company was in the process of repurchasing an additional 5% of its outstanding shares. The current repurchase program was announced in February 1997 totaling 92,207 shares of which 16,000 had been repurchased by March 31, 1997, leaving an additional 76,207 to be repurchased under the current program.

Net income for the nine months ended March 31, 1997 of $1,694,073 represents a 8.5% decrease in income reported for the same period in the prior year. This decrease in earnings is attributable directly to the signing of the omnibus appropriations bill on September 30, 1996, which imposed a FDIC special assessment for all institutions with SAIF-insured deposits. This assessment amounted to $776,717 and is included in deposit insurance expense for the nine months ended March 31, 1997. The assessment was payable November 27, 1996. The after-tax effect on net income was $469,059 for the nine months ended March 31, 1997. SAIF-insured institutions have experienced a reduction of FDIC premiums beginning January 1, 1997, which have had a positive effect on earnings since that time. For the nine months ended March 31, 1997, the Bank made a provision of $47,199 for general loan losses compared to $24,243 in loss provisions for the same period in the prior year.

Management continues to review its current portfolio to ensure that total loss reserves remain adequate.

In April 1997, the Company announced that it would open its second Grant County office in the new Wal-Mart SuperCenter currently under construction in Marion, Indiana. The other branch office is located in Decatur, Indiana. This second Marion, Indiana location will be a full-service branch and the area's first seven-day-a-week banking facility. The high volume shopping traffic and repeat weekly visits of customers, makes this an attractive location to provide financial services. The branch, scheduled to open in October 1997, will operate approximately 57 hours per week with an expected staff of 6-7 individuals. The Company believes that the long-term prospects for growth from this new branch location are excellent.

Results of Operations Comparison of Three Months Ended March 31, 1997 and March 31, 1996.

Net income for the three months ended March 31, 1997 was $903,366 compared with $608,500 for the three months ended March 31, 1996, an increase of $294,866 or 48.5%. During the quarter ended March 31, 1997, proceeds from key man insurance resulted in additional income of $283,000. Interest income for the three months ended March 31, 1997 increased $12,418 or 0.4% compared to the same period in the prior year, while interest expense for the three months ended March 31, 1997 decreased $56,225 or 3.3% compared to the same period in the prior year. As a result, net interest income for the three months ended March 31, 1997 amounted to $1,797,674 an increase of $68,643 or 4.0% compared to the same period in the prior year.

A provision of $37,250 for losses on loans was made for the three months ended March 31, 1997. No provision was made in the same period last year.

Total other income decreased by $2,149 for the three months ended March 31, 1997, compared to the same period in the prior year. This decrease was attributed to the increased loss from investments in a limited partnership.

Total other expenses decreased by $267,188, or 28.8% for the three months ended March 31, 1997, compared to the same period in the prior year. Salaries and employee benefits decreased $259,875, or 44.1 %, as the result of the key man life insurance proceeds of $283,000 being applied as a credit to employee benefits expense.

Real estate operation expense decreased by $30,373 for the three months ended March 31, 1997, compared to the same period in the prior year. Deposit insurance expense decreased by $65,207 as a result of the lower FDIC premium effective January 1, 1997. Other expense increases were normal operational increases.

 Income tax expense for the three months ended March 31, 1997 amounted to $217,912, an increase of $1,566 over the three months ended March 31, 1996, as the result of increased income. The Company's effective tax rate for the three months ended March 31, 1997 was 19.4% compared to

26.2% for the comparable period in 1996. The lower effective rate for 1997 is directly attributable to receiving the tax-free key man insurance proceeds.

Results of Operations Comparison of Nine Months Ended March 31, 1997 and March 31, 1996.

Net income for the nine months ended March 31, 1997 was $1,694,073 compared with $1,851,962 for the nine months ended March 31, 1996, a decrease of $157,889 or 8.5%. This decrease is the direct result of the FDIC special assessment previously described. Interest income for the nine months ended March 31, 1997 decreased $6,786 or .1% compared to the same period in the prior year, while interest expense for the nine months ended March 31, 1997 decreased $91,411 or 1.8% compared to the same period in the prior year. These decreases reflect the repricing of assets and liabilities to lower rates and a decrease in deposit balances outstanding. As a result, net interest income for the nine months ended March 31, 1997 amounted to $5,261,936, an increase of $84,625 or 1.6% compared to the same period in the prior year.

A $47,199 provision for loss on loans for the nine months ended March 31, 1997 was made compared to a $24,243 provision reported in the same period last year.

Total other income increased by $20,004 for the nine months ended March 31, 1997, compared to the same period in the prior year, in part as the result of increased sales of annuity and security products. Annuity and security product sales commissions were up $5,926, or 4.9% for the nine months ended March 31, 1997, compared to the same period in the prior year. Limited partnership losses also increased by $30,518 over the prior year.

Total other expenses increased by $695,973 or 25.6% for the nine months ended March 31, 1997, compared to the same period in the prior year. The FDIC special assessment accounts for $776,717 of the increase. Salaries and employee benefits decreased $177,061, or 10.0%, also as a result of crediting the $283,000 key man insurance proceeds against employee benefits. Real estate operation expense decreased by $1,047 for the nine months ended March 31, 1997, compared to the same period in the prior year. Other expense increases were normal operational increases.

Income tax expense for the nine months ended March 31, 1997, amounted to $233,717, a decrease of $456,411 from the nine months ended March 31, 1996 as a result of reduced income due to the FDIC special assessment and as a result of the tax-free key man insurance proceeds of $283,000 and other tax-free income.

Allowance for loan losses amounted to $2.0 million at March 31, 1997, which was unchanged from June 30, 1996 after adjusting for charge-offs and recoveries. Management considered the allowances for loan and real estate losses at March 31, 1997, to be adequate to cover estimated losses inherent in those portfolios at that date, and its consideration included probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, real estate owned, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table illustrates the changes affecting the allowance accounts for the nine months ended March 31, 1997.

                                                       Allowance For         Allowance For        Total
                                                       Loan Losses           REO Losses           Allowances

Balances at July 1, 1996............................   $2,009,250             $16,118           $2,025,368
Provision for losses................................       47,199             (28,669)              18,530
Recoveries..........................................            0              37,773               37,773
Loans and REO charged off...........................      (35,871)            (25,222)             (61,093)
                                                      -----------            --------          -----------

Balances at March 31, 1997..........................   $2,020,578            $      0           $2,020,578
                                                       ==========            ========           ==========


The loan loss reserves to total loans at March 31, 1997 equaled 1.35% of total loans outstanding, compared to 1.38% of total loans outstanding at June 30, 1996. Total non-performing assets decreased during the nine months ended March 31, 1997, from $1.9 million at June 30, 1996 to $1.3 million at March 31, 1997. Non-performing assets at March 31, 1997 consisted entirely of loans delinquent greater than 90 days.

Total non-performing loans totaled .88% of total loans outstanding at March 31, 1997 compared to 1.18% of total loans at June 30, 1996.

The following table further depicts the amounts and categories of the Bank's non-performing assets. It is the policy of the Bank that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                           March 31,                  June 30,
                                             1996                      1996
                                                  (Dollars in Thousands)

Accruing loans delinquent
         more than 90 days..............   $     ---                $     ---
Non-accruing loans:
         Residential....................       1,243                    1,659
         Multi-family...................         ---                      ---
         Commercial.....................          45                       47
         Consumer.......................          31                       11
Troubled debt restructurings............         ---                      ---
                                            --------                 --------
         Total non-performing loans.....       1,319                    1,717
Real estate owned, net..................           0                      183
                                            --------                   ------
         Total non-performing assets....      $1,319                   $1,900
                                              ======                   ======

Non-performing loans to
         total loans, net...............        .88%                    1.18%
Non-performing assets to
         total assets...................        .76%                    1.07%

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

                                                           Three Months Ended March 31
                                    -------------------------------------------------------------------------------
                                                   1997                                       1996
                                    ---------------------------------------     -----------------------------------
                                                               (Dollars in thousands)

                                    Average                       Average        Average                   Average
                                    Balance         Interest         Rate        Balance       Interest       Rate
Total interest-
   earnings assets..............    $163,696         $3,455          8.44%       $165,372        $3,443       8.33%
Total interest-
   bearing liabilities..........     129,952          1,658          5.10%        129,413         1,714       5.30%

Net interest income/
Interest rate spread............                      1,797          3.34%                        1,729       3.03%
                                                      =====                                       =====

                                                           Nine Months Ended March 31
                                    ------------------------------------------------------------------------------
                                                   1997                                       1996
                                    ---------------------------------------      ---------------------------------
                                                               (Dollars in thousands)

                                    Average                       Average        Average                   Average
                                    Balance         Interest         Rate        Balance       Interest       Rate
Total interest-
   earnings assets..............    $164,107        $10,317          8.38%       $164,717       $10,324       8.36%
Total interest-
   bearing liabilities..........     129,931          5,055          5.19%        128,673         5,147       5.33%

Net interest income/
Interest rate spread............                      5,262          3.19%                        5,177       3.03%


Financial Condition

Shareholders' equity at March 31, 1997 was $40,201,743, a decrease of $1,309,331 or 3.2% from June 30, 1996. The Company's equity to asset ratio was 23.05% at March 31, 1997 compared to 23.35% at June 30, 1996. All fully phased-in capital requirements are currently met. The following table depicts the amounts and ratios of the Bank's capital as of March 31, 1997, under each of the three regulatory capital requirements (tangible, core, and fully phased-in risk based):

                                                     Tangible               Core                Risk-Based
                                                      Capital              Capital                Capital
                                                                      (Dollars in thousands)

Amount...........................................      $34,191              $ 34,191                $35,606
As a percent of assets, as defined...............        20.3%                 20.3%                  31.6%
Required amount..................................        2,528                 5,057                  9,009
As a percent of assets, as defined...............         1.5%                  3.0%                   8.0%
Capital in excess of
    required amount..............................     $ 31,663              $ 29,134               $ 26,597


Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 5%, of which 1% must be comprised of short-term investments. At March 31, 1997, the Bank's liquidity ratio was 9.4% of which 4.4% was comprised of short-term investments.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor the Bank were during the quarter ended March 31, 1997, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage loans.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

         3(1)     The   Articles  of   Incorporation   of  the   Registrant   is
                  incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 33-55052).

         3(2) The Code of By-Laws of the Registrant is incorporated by reference to Exhibit 3(2) to Registration Statement on Form S-1 (Registration No. 33-55052).

         11       Statement re computation of per share earnings

         27       Financial Data Schedule


b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MARION CAPITAL HOLDINGS, INC.



Date: May 7, 1997                            By: /s/ John M. Dalton
                                             -----------------------------------
                                             John M. Dalton,
                                             President



Date: May 7, 1997                            By: /s/ Larry G. Phillips
                                             -----------------------------------
                                             Larry G. Phillips, Vice President,
                                             Secretary and Treasurer