Form 10-K
period 1997-06-30
MARION CAPITAL HOLDINGS INC
filed 1997-09-29
CIK 894372

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1997
                                       or

[ ] Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

                         Commission File Number 0-21108

                          MARION CAPITAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               INDIANA                                  35-1872393
       (State or other Jurisdiction             (I.R.S. Employer Identification
  of Incorporation or Organization)                      Number)

100 West Third Street, P.O. Box 367, Marion, Indiana             46952
      (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:  (765) 664-0556

Securities Registered Pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
           NONE                                      NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of August 22, 1997, was $36,798,758.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of August 22, 1997, was 1,773,356 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 1997 are incorporated into Part II. Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated into Part III.

                            Exhibit Index on Page 39
                               Page 1 of 39 Pages

                          MARION CAPITAL HOLDINGS, INC.
                                    Form 10-K
                                      INDEX


                                                                            Page
Forward Looking Statements.................................................   1

PART 1

Item 1.       Business.....................................................   1
Item 2.       Properties...................................................  31
Item 3.       Legal Proceedings............................................  31
Item 4.       Submission of Matters to a Vote of Security Holders..........  31
Item 4.5.     Executive Officers of MCHI...................................  31

PART II

Item 5.       Market for Registrant's Common Equity and Related
                  Stockholder Matters......................................  32
Item 6.       Selected Consolidated Financial Data.........................  33
Item 7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................  33
Item 7A.      Quantitative and Qualtative Disclosures About Market Risk....  33
Item 8.       Financial Statements and Supplementary Data..................  34
Item 9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure......................  34

PART III

Item 10.      Directors and Executive Officers of the Registrant...........  34
Item 11.      Executive Compensation.......................................  34
Item 12.      Security Ownership of Certain Beneficial Owners
                  and Management...........................................  34
Item 13.      Certain Relationships and Related Transactions...............  34

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K..............................................  35
Signatures        .........................................................  36

                         FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

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

         The Bank offers a number of consumer and commercial financial services. These services include: (i) residential and commercial real estate loans; (ii) multi-family loans; (iii) construction loans; (iv) installment loans; (v) loans secured by deposits; (vi) auto loans; (vii) NOW accounts; (viii) consumer and commercial demand deposit accounts; (ix) individual retirement accounts; and (x) tax deferred annuities and mutual funds through its service corporation subsidiary, First Marion Service Corporation ("First Marion"). The Bank provides these services at two full-service offices, one in Marion and one in Decatur, Indiana. The Bank's market area for loans and deposits consists of Grant and surrounding counties and Adams County in Indiana. The Bank will open a branch office in the Marion Wal-Mart Supercenter in October, 1997 and acquire an NBD branch facility in Gas City, Indiana in December, 1997.

         The Company's primary source of revenue is interest income from the Bank's lending activities. The Bank's principal lending activity is the origination of conventional mortgage loans to enable borrowers to purchase or refinance one- to four-family residential real property. At June 30, 1997, 63.3% of the Company's total loan and mortgage-backed securities portfolio consisted of conventional mortgage loans on residential real property. These loans are generally secured by first mortgages on the property. Substantially all of the residential real estate loans originated by the Bank are secured by properties located in Grant and Adams Counties. The Bank also offers secured and unsecured consumer-related loans (including installment loans, loans secured by deposits, home equity loans, and auto loans). The Company has a significant commercial real estate portfolio, with a balance of $31.1 million at June 30, 1997, or 20.3% of total loans and mortgage-backed securities. The Bank also makes a limited number of construction loans, which constituted $4.7 million or 3.1% of the Company's total loans and mortgage-backed securities at June 30, 1997, and a limited number of commercial loans which are not secured by real estate.

         In the early 1980s most savings institutions' loan portfolios consisted of long-term fixed-rate loans which then carried low interest rates. At the same time, most savings associations had to pay competitive and high market interest rates in order to maintain deposits. This resulted in a "negative" interest spread. The Bank experienced these problems, but responded to them as changes in regulations over the period permitted, and has been quite successful in managing its interest rate risk. Among its strategies has been an emphasis on originating adjustable-rate mortgage loans ("ARMs") which permit the Bank to better match the interest it earns on mortgage loans with the interest it pays on deposits, with interest rate minimums. As of June 30, 1997, ARMs constituted 89.3% of the Company's total mortgage loan portfolio. Additionally, the Bank attempts to lengthen liability repricing by aggressively pricing longer term certificates of deposit during periods of relatively low interest rates and investing in intermediate-term or variable-rate investment securities.

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Company's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for possible loan losses and deferred net loan fees on loans.

                                                                       At June 30,
                                ---------------------------------------------------------------------------------------
                                       1997            1996               1995            1994               1993
                                ----------------- ------------------  ---------------- ----------------  -------------------
                                         Percent             Percent           Percent          Percent              Percent
                                 Amount of Total    Amount  of Total  Amount  of Total Amount  of Total   Amount    of Total
                                                                          (Dollars In Thousands)
TYPE OF LOAN
Mortgage loans:
   Residential..................  $ 97,017  63.33%  $  87,106  58.26% $  81,651  56.21%$  76,573   55.72%$  76,806   54.41%
   Commercial real estate.......    31,122  20.31      36,170  24.19     35,937  24.74    35,003   25.47    39,348   27.87
   Multi-family.................    11,394   7.44      15,573  10.42     14,495   9.98    12,039    8.76    12,686    8.99
Construction:
   Residential..................     3,555   2.32       3,904   2.61      3,448   2.37     3,164    2.30     2,479    1.76
   Commercial real
     estate.....................     1,144    .75         506    .34      1,257    .87     1,159     .84     1,479    1.05
   Multi-family.................       ---     ---        584    .39      2,627   1.81     3,809    2.77     2,784   1.97
Consumer loans:
   Installment loans............     3,613   2.36       2,725   1.82      1,897   1.30     1,340     .98     1,557    1.10
   Loans secured by deposits....       895    .58         883    .59        797    .55       822     .60       806     .57
   Home equity loans............     1,376    .90         399    .27        405    .27       494     .36       584     .42
   Auto loans...................       325    .21         169    .11        120    .08       113     .08       130     .09
   Home improvement loans.......       ---     ---        ---    ---        ---     ---        1     .00         4     .00
   Education loans..............       ---     ---        ---    ---        ---     ---      ---      ---        1     .00
Commercial loans................     2,525   1.65           7    .00          9    .01        14     .01        57     .04
Mortgage-backed securities......       237    .15       1,491   1.00      2,630   1.81     2,905    2.11     2,446    1.73
                                  -------- ------    -------- ------   -------- ------  --------  ------  --------  ------
   Gross loans receivable and
      mortgage-backed securities  $153,203 100.00%   $149,517 100.00%  $145,273 100.00% $137,436  100.00% $141,167  100.00%
                                  ======== ======    ======== ======   ======== ======  ========  ======  ========  ======
TYPE OF SECURITY
   Residential (1)..............  $102,185  66.70%  $  92,888  62.13% $  88,109  60.65% $ 83,108   60.47%$  81,636   57.83%
   Commercial real estate.......    32,266  21.06      36,688  24.54     37,219  25.62    36,191   26.33    40,922   28.99
   Multi-family.................    11,394   7.44      16,157  10.81     17,122  11.79    15,848   11.53    15,470   10.96
   Autos........................       325    .21         169    .11        120    .08       113     .08       130     .09
   Deposits.....................       895    .58         883    .59        797    .55       822     .60       806     .57
   Other security...............     2,525   1.65           7    .00          9    .01        14     .01        12     .01
   Unsecured....................     3,613   2.36       2,725   1.82      1,897   1.30     1,340     .98     2,191    1.55
                                  -------- ------    -------- ------   -------- ------  --------  ------  --------  ------
   Gross loans receivable
        and mortgage-backed
        securities..............   153,203 100.00     149,517 100.00    145,273 100.00   137,436  100.00   141,167  100.00
                                  -------- ------    -------- ------   -------- ------  --------  ------  --------  ------


 Deduct:
Allowance for possible losses
   on loans.....................     2,032   1.33       2,009   1.34      2,013   1.39     2,050    1.49     2,051    1.45
Deferred net loan fees..........       277    .18         313    .21        303    .21       333     .24       435     .31
Loans in process................     2,626   1.71       2,539   1.70      4,004   2.75     5,056    3.68     3,235    2.29
                                  -------- ------    -------- ------   -------- ------  --------  ------  --------  ------
   Net loans receivable including
     mortgage-backed securities.  $148,268  96.78  % $144,656  96.75%  $138,953  95.65% $129,997   94.59% $135,446   95.95%
                                  ========  =====    ========  =====   ========  =====  ========   =====  ========   =====
Mortgage Loans
   Adjustable rate..............  $128,799  89.30  % $128,811  89.55   $120,496  86.43% $113,184   85.91% $116,872   86.20%
   Fixed rate...................    15,433  10.70      15,032  10.45     18,919  13.57    18,563    14.09   18,710   13.80
                                  -------- ------    -------- ------   -------- ------  --------  ------  --------  ------
     Total......................  $144,232 100.00%   $143,843 100.00%  $139,415 100.00% $131,747  100.00% $135,582  100.00%
                                  ======== ======    ======== ======   ======== ======  ========  ======  ========  ======
-----------------

(1) Includes majority of mortgage-backed securities, home equity loans and home improvement loans.

   The following table sets forth certain information at June 30, 1997, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                                                Due During Years Ended June 30,
                            Outstanding
                              Balance                                     2001      2003       2008      2013
                            At June 30,                                    to        to         to       and
                                1997        1998     1999      2000       2002      2007       2012   following
                            ----------     ------    ------    ------     ------   -------    -------  ----------
                                                                (In Thousands)
Mortgage loans:
   Residential............  $  100,572    $   965   $   693   $   269     $2,105   $13,847    $34,783      $47,910
   Multi-family...........      11,394        640       476       ---        195       883      6,351        2,849
   Commercial real
     estate...............      32,266        194     6,149       636      1,700     7,540      6,848        9,199
Consumer loans:
   Home improvement ......         ---        ---       ---       ---        ---       ---        ---          ---
   Home equity............       1,376        122        30         5        ---     1,219        ---          ---
   Auto...................         325         38        53       105        129       ---        ---          ---
   Installment............       3,613      2,181       319       194        553       291         75          ---
Loans secured
     by deposits..........         895        666        75        60         50        44        ---          ---
Mortgage-backed
   securities ............         237        108       ---       ---        129       ---        ---          ---
Commercial loans..........       2,525         25       ---       ---        ---     2,500        ---          ---
                            ----------     ------    ------    ------     ------   -------    -------      -------
   Total..................  $  153,203     $4,939    $7,795    $1,269     $4,861   $26,324    $48,057      $59,958
                            ==========     ======    ======    ======     ======   =======    =======      =======


      The following table sets forth, as of June 30, 1997, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable interest rates.

                                              Due After June 30, 1998
                                     Fixed Rates   Variable Rates     Total
                                     -----------   --------------     -----
                                                   (In Thousands)
Mortgage loans:
     Residential...................   $  8,829       $  90,778      $  99,607
Multi-family.......................        864           9,890         10,754
     Commercial real estate........      4,574          27,498         32,072
Consumer loans:
     Home improvement .............        ---             ---            ---
     Home equity...................        ---           1,254          1,254
     Auto..........................        287             ---            287
     Installment...................        938             494          1,432
     Loan secured by deposits......        ---             229            229
Mortgage-backed securties ........         129             ---            129

Commercial loans ..................      2,500             ---          2,500
                                       -------        --------       --------
     Total.........................    $18,121        $130,143       $148,264
                                       =======        ========       ========

         Residential Loans. Residential loans consist of one-to-four family loans. Approximately $97.0 million, or 63.3%, of the Company's portfolio of loans and mortgage-backed securities at June 30, 1997, consisted of one- to four-family mortgage loans, of which approximately 89.3% had adjustable rates. In the past, the Company sold to the Federal Home Loan Mortgage Corporation (the "FHLMC") 95% of the principal balance on a few fixed rate loans originated with terms in excess of 15 years or with annual interest rates lower than 8.5% and retained all of the servicing rights on all such loans. Currently, the Company is opting to keep most of these fixed rate loans in its portfolio since the value of fixed rate loans remains low. The option to retain or sell fixed rate loans will be evaluated from time to time. No loans were sold to FHLMC during the year ended June 30, 1997.

         The Bank originates fixed-rate loans with terms of up to 25 years. Some loans are originated in accordance with guidelines established by FHLMC to facilitate the sale of such loans to FHLMC in the secondary market. These loans amortize on a monthly basis with principal and interest due each month. As mentioned above, a few of these loans originated with terms in excess of 15 years, or annual interest rates below 8.5%, were sold to FHLMC promptly after they were originated. The Bank retained 5% of the principal balance of such sold loans as well as the servicing on all of such sold loans. Recently, the Bank has decided to selectively retain these fixed rate loans in its portfolio. At June 30, 1997, the Company had $8.8 million of fixed rate residential mortgage loans which were originated in prior years in its portfolio, none of which were held for sale.

         Most ARMs adjust on an annual basis, although the Bank currently offers a five-year ARM which has a fixed rate for five years, and adjusts annually thereafter. Currently, the ARMs have an interest rate average minimum of 6% and average maximum of 13.5%. The interest rate adjustment for substantially all of the Bank's ARMs is indexed to the One-Year Treasury Constant Maturity Index. On new residential mortgage loans, the margin above such index currently is 2.75%. The Bank offers ARMs with maximum rate changes of 2% per adjustment, and an average of 6% over the life of the loan. Generally made for terms of up to 25 years, the Bank's ARMs are not made on terms that conform with the standard underwriting criteria of FHLMC or the Federal National Mortgage Association (the "FNMA"), thereby making resale of such loans difficult. To better protect the Company against rising interest rates, the Bank underwrites its residential ARMs based on the borrower's ability to repay the loan assuming a rate equal to approximately 4% above the initial rate payable if the loan remained constant during the loan term.

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

         The Bank generally requires private mortgage insurance on all conventional residential single-family mortgage loans with loan-to-value ratios in excess of 80%. The Bank generally will not lend more than 95% of the lower of current cost or appraised value of a residential single family property. In July 1995, the Bank's wholly-owned subsidiary, First Marion, began a 100% financing program pursuant to which the Bank would originate an 80% loan-to-value first mortgage loan using its normal underwriting standard and First Marion would finance the remaining 20%. The second mortgage loan originated by First Marion is a fixed rate mortgage loan with an interest rate of 12% and a term not to exceed 15 years. At June 30, 1997, these loans amounted to $1.4 million.

         Residential mortgage loans in excess of $500,000 must be approved in advance by the Bank's Board of Directors. Such loans under that amount must be approved by the Bank's Loan Committee.

         At June 30, 1997, residential mortgage loans amounting to $1.2 million,
or  0.8%  of  total  loans,   were  included  in  non-performing   assets.   See
"--Non-performing and Problem Assets."

         Commercial Real Estate Loans. At June 30, 1997, $31.1 million, or 20.3%, of the Company's total loan and mortgage-backed securities portfolio consisted of mortgage loans secured by commercial real estate. The properties securing these loans consist primarily of nursing homes, office buildings, hotels, churches, warehouses and shopping centers. The commercial real estate loans, substantially all adjustable rate, are made for terms not exceeding 25 years, and generally require an 80% or lower loan-to-value ratio. Some require balloon payments after 5, 10 or 15 years. A number of different indices, including the prime rate as announced by NBD Bank, Indianapolis, Indiana, are used as the interest rate index for these loans. The commercial real estate loans generally have minimum interest rates of 9% and maximum interest rates of 15%. Most of these loans adjust annually, but the Company has some 3-year and 5-year commercial real estate adjustable rate loans in its portfolio. The largest commercial real estate loan as of June 30, 1997, had a balance of $2.6 million.

         Because of certain credit problems it was experiencing in its commercial real estate and multi-family loan portfolio, the Bank has since the summer of 1991 limited the size of any commercial real estate or multi-family loan or participation originated or purchased to $500,000, wherever practicable. The Company held in its portfolio 23 commercial and multi-family real estate loans with balances in excess of $500,000 at June 30, 1997. The average loan balance for all such loans was $1.0 million. A significant proportion of the Company's commercial real estate loan portfolio consists of loans secured by nursing home properties. The balance of such loans totaled $13.0 million at June 30, 1997.

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

         Commercial real estate loans involve greater risk than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties and are generally larger. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. At June 30, 1997, the Company had not classified any of its commercial real estate and multi-family portfolio as substandard and no loans were classified as special mention.

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

         Commercial real estate loans in excess of $500,000 must be approved in advance by the Bank's Board of Directors. Commercial real estate loans under that amount must be approved by the Bank's Loan Committee.

         Multi-Family Loans. At June 30, 1997, $11.4 millon, or 7.4%, of the Company's total loan and mortgage-backed securities portfolio consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). All of the Company's multi-family loans are secured by apartment complexes located in Indiana or Ohio. The average balance of all such multi-family mortgage loans was $279,000 as of June 30, 1997. The largest such multi-family mortgage loan as of June 30, 1997, had a balance of $1.2 million. As with the Bank's commercial real estate loans, multi-family mortgage loans are substantially all adjustable-rate loans, are written for terms not exceeding 25 years, and require at least an 80% loan-to-value ratio. At June 30, 1997, the Company had no loans secured by multi-family dwellings which were classified as substandard or included in non-performing assets.

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

         At June 30, 1997, $4.7 million, or 3.1%, of the Company's total loan and mortgage-backed securities portfolio consisted of construction loans, of which approximately $3.6 million were residential construction loans and $1.1 million related to construction of commercial real estate projects. The largest construction loan on June 30, 1997, was $600,000. No construction loans were included in non-performing assets on that date.

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

         The Company's consumer loans, consisting primarily of installment loans, loans secured by deposits, and auto loans, aggregated $6.2 million as of June 30, 1997, or 4.1% of the Company's total loan and mortgage-backed securities portfolio. Although consumer loans are currently only a small portion of its lending business, the Bank consistently originates consumer loans to meet the needs of its customers, and the Bank intends to originate more such loans to assist in meeting its asset/liability management goals.

         The Bank makes installment loans of up to three years, which consisted of $3.6 million, or 2.4% of the Company's total loan and mortgage-backed securities portfolio at June 30, 1997. Loans secured by deposits, totaling $895,000 at June 30, 1997, are made up to 90% of the original account balance and accrue at a rate of 2% over the underlying certificate of deposit rate. Variable rate home equity loans of up to 10 years, secured by second mortgages on the underlying residential property totaled $1.4 million, or 0.9% of the Company's total loan and mortgage-backed securities portfolio at June 30, 1997. Automobile loans totaled only $325,000 and are made at variable and fixed rates for terms of up to five years depending on the age of the automobile and the loan-to-value ratio for the loan. The Bank does not make indirect automobile loans.

         Although consumer loans generally involve a higher level of risk than one- to four-family residential mortgage loans, their relatively higher yields and shorter terms to maturity are believed to be helpful in reducing the interest-rate risk of the loan portfolio. The Bank has thus far been successful in managing consumer loan risk. As of June 30, 1997, $34,000 of consumer loans were included in non-performing assets.

         Mortgage-Backed Securities. At June 30, 1997, the Company had $237,000 of mortgage-backed securities outstanding, or 0.2% of the Company's total loan and mortgage-backed securities portfolio. These mortgage-backed securities have an average estimated remaining life of approximately three years, and may be used as collateral for borrowings and as a source of liquidity.

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

         Under current federal law, a savings association generally may not make any loan or extend credit to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities under the 15% of capital limitation was $5.2 million at June 30, 1997.

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

         The Bank's Executive Committee approves all consumer loans and its Loan Committee approves all mortgage loans. Commercial real estate loans in excess of $500,000 and residential mortgage loans in excess of $500,000 must be approved in advance by the Bank's Board of Directors.

         The Bank applies consistent underwriting standards to the several types of consumer loans it makes to protect the Bank against the risks inherent in making such loans. Borrower character, credit history, net worth and underlying collateral are important considerations.

         The Bank has historically participated in the secondary market as a seller of 95% of the principal balance of its long-term fixed rate mortgage loans, as described above, although the Bank has recently begun retaining such loans in the Company's portfolio. The loans the Bank sells are designated for sale when originated. During the fiscal year ended June 30, 1997, the Bank sold none of its fixed-rate mortgage loans, and at June 30, 1997, held no such loans for sale. The Bank obtains commitments from investors for the sale of such loans at their outstanding principal balance and these commitments are obtained prior to origination of the loans.

         When it sells mortgage loans, the Bank generally retains the responsibility for collecting and remitting loan payments, inspecting the properties that secure the loans, making certain that monthly principal and interest payments and real estate tax and insurance payments are made on behalf of borrowers, and otherwise servicing the loans. The Company receives a servicing fee for performing these services. The amount of fees received by the Company varies, but is generally calculated as an amount equal to a rate of .25% per annum for commercial loans and .375% per annum for residential loans on the outstanding principal amount of the loans serviced. At June 30, 1997, the Company serviced $34.6 million of loans sold to other parties of which $6.6 million or 19.1% were for loans sold to FHLMC.

         The Company occasionally purchases participations to diversify its portfolio, to supplement local loan demand and to obtain more favorable yields. The participations purchased normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of June 30, 1997, the Company held in its loan portfolio, participations in mortgage loans aggregating $6.5 million that it had purchased, all of which were serviced by others. The largest such participation it held at June 30, 1997, was in a loan secured by an apartment complex.
The Company's portion of the outstanding balance on that date was approximately $1.2 million.

         Also during the year ended June 30, 1997, MCHI extended a $2.5 million loan to a non-related bank holding company.

         The  following  table  shows  loan  origination,   purchase,  sale  and
repayment activity for the Bank during the periods indicated:

                                                                        Year Ended June 30,
                                                               1997             1996              1995
                                                               ---------------------------------------
                                                                           (In Thousands)
Gross loans receivable and mortgage-backed
   securities at beginning of period......................   $149,517          $145,273         $137,436
                                                             --------          --------         --------
Originations:
   Mortgage loans:
     Residential..........................................     33,646            28,841           21,489
     Commercial real estate and multi-family..............     11,483             8,655           10,758
                                                             --------          --------         --------
     Total mortgage loans.................................     45,129            37,496           32,247
                                                             --------          --------         --------
   Consumer loans:
     Installment loans....................................      4,528             3,492            2,206
     Loans secured by deposits............................        449               763              521
                                                             --------          --------         --------
     Total consumer loans................................       4,977             4,255            2,727
                                                             --------          --------         --------
   Commercial loans.......................................      2,558               146               21
                                                             --------          --------         --------
     Total originations...................................     52,664            41,897           34,995
                                                             --------          --------         --------
Purchases:
   Mortgage-backed securities.............................        ---               ---              ---
   Mortgage loans:
     Residential..........................................        ---               500              ---
     Commercial real estate and
          multi-family....................................        ---             1,508            1,200
                                                             --------          --------         --------
     Total originations and purchases.....................     52,664            43,905           36,195
                                                             --------          --------         --------
Sales:
   Mortgage loans:
     Residential..........................................         76             1,426              464
     Commercial real estate and multi-family..............      7,133             4,239            1,950
     Mortgage-backed securities...........................        ---               ---              ---
                                                             --------          --------         --------
       Total sales........................................      7,209             5,665            2,414
                                                             --------          --------         --------
Repayments and other deductions...........................     41,769            33,996           25,944
                                                             --------          --------         --------
Gross loans receivable and mortgage-backed
     securities at end of period..........................   $153,203          $149,517         $145,273
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

         Non-performing assets. At June 30, 1997, $1.4 million, or 0.8% of the Company's total assets, were non-performing assets (non-accrual loans, real estate owned and troubled debt restructurings), compared to $7.1 million, or 4.1% of the Company's total assets, at June 30, 1993. At June 30, 1997, residential loans, commercial real estate loans and consumer loans accounted for 87.7%, 9.9% and 2.4%, respectively, of non-performing assets.

         The June 30, 1997, non-performing assets included no real estate acquired as a result of foreclosure, voluntary deed, or other means, compared to $1.8 million at June 30, 1993. Such real estate acquired is classified by the Company as "real estate owned" or "REO" until it is sold. When property is so acquired, the value of the asset is recorded on the books of the Company at the lower of the unpaid principal balance at the date of acquisition plus foreclosure and other related costs or at fair value. Interest accrual ceases when the collection of interest becomes doubtful, usually after the loan has been delinquent for 90 days or more. All costs incurred from the date of acquisition in maintaining the property are expensed.

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


                                                                              At June 30,
                                                      1997         1996          1995         1994        1993
                                                     ------        ------       ------      ------        ------
                                                                           (Dollars in Thousands)
Accruing loans delinquent
     more than 90 days ........................   $     ---     $     ---    $     ---   $     ---    $      ---
Non-accruing loans  (1):
     Residential...............................       1,238         1,658        1,698       2,054         2,362
     Multi-family..............................         ---           ---          ---         ---           ---
Commercial real estate.........................         139            47          ---       2,580         2,870
     Consumer..................................          34            11           54           3           104
Troubled debt restructurings ..................         ---           ---          ---         ---       ---
                                                     ------        ------       ------      ------        ------
     Total non-performing loans................       1,411         1,716        1,752       4,637       5,336
                                                     ------        ------       ------      ------        ------
Real estate owned, net.........................         ---           183          206         830       1,795
                                                     ------        ------       ------      ------        ------
     Total non-performing assets ..............      $1,411        $1,899       $1,958      $5,467        $7,131
                                                     ======        ======       ======      ======        ======
Non-performing loans to total
     loans, net (2) ...........................         .94%         1.18%       1.27%      3.59%          3.95%
Non-performing assets to total assets .........         .81%         1.07%       1.13%      3.20%          4.10%

(1) The Company generally places mortgage loans on a nonaccrual status when the loans become contractually past due 90 days or more. Interest income prevously accrued but not deemed collectible is reversed and charged against current income. Interest on these loans is then recognized as income when collected. At June 30, 1997, $1.2 million of nonaccrual loans were residential loans, $139,000 were commercial real estate loans, and $34,000 were consumer loans. For the year ended June 30, 1997, the income that would have been recorded had the non-accrual loans not been in a non-performing status totaled $118,000 compared to actual income recorded of $76,000.

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

         When an insured institution classifies problem assets as either substandard or doubtful, it must establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the institution's principal supervisory agent, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Total classified assets at June 30, 1997, were $1.5 million.

         The following table sets forth the aggregate amount of the Company's classified assets, and of the general and specific loss allowances as of the dates indicated.

                                                              At June 30,
                                     1997          1996         1995         1994          1993
                                     ------------------         ----         ----          ----
(In Thousands)
Substandard assets (1).........      $1,546        $1,226      $1,574       $5,111         $7,375
Doubtful assets ...............         ---           ---         ---          ---            ---
Loss assets....................         ---           ---         ---          ---            ---
Special mention................         ---           ---         ---         ---           2,500
                                     ------        ------      ------       ------         ------
   Total classified assets.....      $1,546        $1,226      $1,574       $5,111         $9,875
                                     ======        ======      ======       ======         ======

General loss allowances........      $2,032        $2,009      $2,013       $2,050         $2,051
Specific loss allowances.......         ---           ---         ---          ---       ---
                                     ------        ------      ------       ------         ------
   Total allowances............      $2,032        $2,009      $2,013       $2,050         $2,051
                                     ======        ======      ======       ======         ======

--------------
(1)      Includes  REO,  net,  of $0.0,  $0.2,  $0.2,  $0.8,  and $1.8  million, respectively.

      The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all assets classified by the Company as substandard, doubtful or loss are included as non-performing assets, and not all of the Company's non-performing assets constitute classified assets.

      Substandard Assets. At June 30, 1997, the Company had 85 loans classified as substandard totaling approximately $1.5 million. Included in substandard assets are certain loans to facilitate the sale of the real estate owned, totaling $157,000 at June 30, 1997. These are former REO properties sold on contract that are included as substandard assets to the extent the loan balance exceeds the appraised value of the property.

      Also included in substandard assets at June 30, 1997, are slow mortgage loans (loans or contracts delinquent for generally 90 days or more) aggregating $1,347,000, and slow consumer loans totaling $42,000.

      Special Mention Assets. The Company classified no assets as special mention at June 30, 1997, 1996, 1995 and 1994. The Company's assets subject to special mention at June 30, 1993 totaled $2.5 million.

Allowance for Loan Losses

      The allowance for loan losses is maintained through the provision for losses on loans, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. The Company has increased the provision for losses on loans partly in recognition of changing economic conditions and its increased perception of risks inherent in its commercial real estate and multi-family loan portfolio. Loans or portions thereof are charged to the allowance when losses are considered probable. In management's opinion, the Company's allowance for possible loan losses is adequate to absorb anticipated future losses from loans at June 30, 1997.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five years ended June 30, 1997.

                                                                       Year Ended June 30,
                                                   1997          1996         1995         1994         1993
                                                  ------        ------       ------       ------       ------
                                                                         (In Thousands)
Balance of allowance at
   beginning of period.......................     $2,009        $2,013       $2,050       $2,051       $2,305
                                                  ------        ------       ------       ------       ------
Add Recoveries of loans previously
   charged off -- residential real
   estate loans..............................        ---             2           12           17            1
Less charge-offs:
   Residential real estate loans.............         35            37           93           82           22
   Commercial real estate loans..............        ---             3            2          ---          598
   Consumer loans............................        ---           ---           22            1            2
                                                  ------        ------       ------       ------       ------
Net charge-offs..............................         35            38          105           66        621
                                                  ------        ------       ------       ------       ------
Provisions for losses on loans...............         58            34           68           65          367
                                                  ------        ------       ------       ------       ------
Balance of allowance at end
   of period.................................     $2,032        $2,009       $2,013       $2,050       $2,051
                                                  ======        ======       ======       ======       ======
Net charge-offs to total average
   loans outstanding for period..............        .02%          .03%         .08%         .05%         .46%
Allowance at end of period to
   loans receivable at end of period.........       1.35          1.38         1.45         1.59         1.52
Allowance to total non-performing
   loans at end of period....................     143.98        117.07       114.87        44.21        38.44

         Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.

                                                                       June 30,
                                     1997               1996              1995            1994              1993
                                ----------------  ----------------  ---------------- ----------------  ----------------
                                         Percent           Percent           Percent          Percent           Percent
                                        of loans          of loans          of loans         of loans          of loans
                                         in each           in each           in each          in each           in each
                                        category          category          category         category          category
                                        to total          to total          to total         to total          to total
                                 Amount   loans   Amount    loans   Amount    loans  Amount    loans   Amount    loans
                                 ------   -----   ------    -----   ------    -----  ------    -----   ------    -----
                                                                  (Dollars in Thousands)
Balance at end of period
     applicable to:
Residential..................$    ---    63.42%   $  ---   59.11%  $     10   57.53% $     48   57.29% $   194    55.79%
Commercial real estate.......     ---    20.35        29   24.44         30   25.19       438   26.02      478    28.36
Multi-family.................      72     7.45       264   10.52        264   10.16       264    8.95      264     9.15
Construction loans...........     ---     3.07       ---    3.37        ---    5.14       ---    6.04      ---     4.86
Commercial loans.............     ---     1.65       ---     .01        ---     .01       ---     .01      ---     0.04
Consumer loans...............      33     4.06        24    2.55         20    1.97        39    1.69       37     1.80
Unallocated..................   1,927      ---     1,692     ---      1,689     ---     1,261     ---    1,078      ---
                               ------   ------    ------  ------     ------  ------    ------  ------   ------   ------
     Total...................  $2,032   100.00%   $2,009  100.00%    $2,013  100.00%   $2,050  100.00%  $2,051   100.00%
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

         The Company's investment portfolio consists of marketable equity securities, U.S. Treasury and agency securities, state and municipal bonds, investment in two Indiana limited partnerships and FHLB stock. At June 30, 1997, approximately $10.1 million, including securities at market value for those classified as available for sale and at amortized cost for those classified as held to maturity, or 5.8% of the Company's total assets, consisted of such investments.

         The following tables set forth the carrying value and market value of the Company's investments at the dates indicated.

                                                                    At June 30,
                                    -------------------------------------------------------------------------
                                            1997                       1996                      1995
                                    --------------------     ---------------------     ----------------------
                                    Carrying      Market      Carrying      Market     Carrying       Market
                                      Value       Value        Value        Value       Value         Value
                                    --------      ------     --------       ------     --------      --------
                                                                  (In Thousands)
Securities available for sale (1):
   Federal agencies.................$  3,001        $2,998   $  1,000       $1,000     $  3,000      $  2,985
   Marketable equity securities.....     ---           ---        ---          ---          ---           ---
                                    --------        ------   --------       ------     --------      --------
     Total securities available
     for sale.......................   3,001         2,998      1,000        1,000        3,000         2,985
                                    --------        ------   --------       ------     --------      --------
Securities held to maturity (2):
   U.S. Treasury....................   2,001         1,988      3,015        2,975        3,035         2,978
   Federal agencies.................   2,000         1,991      6,954        6,917       11,000        10,744
   State and municipal..............     610           610        610          605          610           592
   Other ...........................     ---           ---        988        1,000          ---           ---
                                    --------        ------   --------       ------     --------      --------
     Total securities held
     to maturity....................   4,611         4,589     11,567       11,497       14,645        14,314
                                    --------        ------   --------       ------     --------      --------
Real estate limited partnerships....   1,449            (4)     1,624           (4)       1,527            (4)
FHLB stock (3)......................   1,047         1,047        988          988          909           909
                                     -------                  -------                   -------
     Total investments.............. $10,108                  $15,179                   $20,081
                                     =======                  =======                   =======

(1) In accordance with SFAS No. 115, securities available for sale are recorded at market value in the financial statements.

(2) Mortgage-backed securities included in securities held to maturity in the financial statements are included in the gross loans receivable table on page 2 of this Form 10-K.

(3)      Market value approximates carrying value.

(4) Market values are not available, nor have there been recent appraisals of the apartment complexes invested in by the partnerships.

         The following table sets forth investment securities and FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1997.

                                                     Amount at June 30, 1997 which matures in
                                    --------------------------------------------------------------------------
                                               One                    One to                     Over
                                         Year or less               Five Years            Ten Years and Stock
                                    ---------------------     ----------------------     ---------------------
                                                 Weighted                   Weighted                  Weighted
                                    Carrying      Average     Carrying       Average     Carrying      Average
                                     Value         Yield       Value         Yield        Value         Yield
                                     -----         -----       -----         -----        -----         -----
                                                               (Dollars in Thousands)
Securities available for sale (1):
   Federal agencies.................$    ---        ---%       $3,001        6.43%    $     ---           ---%
                                      ------       ----        ------        ----        ------         ----
     Total securities available
     for sale.......................     ---        ---         3,001        6.43           ---           ---
                                      ------       ----        ------        ----        ------         ----
Securities held to maturity (2):
   U.S. Treasury....................   1,002       5.19           999        5.13           ---           ---
   Federal agencies.................     ---        ---         2,000        6.36           ---           ---
   State and municipal..............     610       4.85           ---          ---          ---           ---
   Other ...........................     ---        ---           ---          ---          ---           ---
                                      ------       ----        ------        ----        ------         ----
     Total securities held
     to maturity....................   1,612       5.06         2,999        5.95           ---           ---
                                      ------       ----        ------        ----        ------         ----
FHLB stock..........................     ---        ---           ---          ---        1,047         7.81
                                      ------       ----        ------        ----        ------         ----
     Total investments..............  $1,612       5.06%       $6,000        6.19%       $1,047         7.81%
                                      ======       ====        ======        ====        ======         ====


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

      The Bank committed to invest approximately $3.41 million in Pedcor at inception of the project in January, 1988. Through June 30, 1997, the Bank has invested approximately $3.41 million in Pedcor with no additional annual capital contribution remaining to be paid. The tax credits resulting from Pedcor's operation of a low/moderate income housing project will be available to the Company through 1998. Although the Company has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it is not allowed to use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. The Bank may carryforward unused tax credits for a period of 15 years and believes it will be able to utilize available tax credits during the carryforward period.

      Pedcor has incurred operating losses from its operations primarily due to rent limitations for subsidized housing, increased operating costs and other factors. Certain fees to the general partner not recorded or estimable to date by the partnership under provisions of the partnership agreement could adversely affect future operating results when accrued or paid. The Bank has accounted for its investment in Pedcor on the equity method, and, accordingly, has recorded its shares of these losses as reductions to its investment in Pedcor, which at June 30, 1997, was $1.4 million.

     The following summarizes the Bank's equity in Pedcor's losses and tax credits recognized in the Company's consolidated financial statements:


                                                              Year Ended June 30,
                                             1997         1996         1995         1994          1993
                                             ----         ----         ----         ----          ----
Investment in Pedcor:
     Accumulated contributions.......      $3,410        $3,280       $2,990       $2,700     $2,405
     Net of equity in losses.........       1,449         1,624        1,527        1,422      1,354

Equity in losses, net
     of income tax effect............        (184)         (117)        (111)        (137)      (104)

Tax credit...........................         405           405          405          405        405
                                           ------        ------       ------       ------     ------
Increase in after-tax net income
     from Pedcor investment..........        $221       $   288      $   294      $   268    $   301
                                           ======        ======       ======       ======     ======

      In August 1997, the Bank entered into another limited partnership with Pedcor Investments organized to build, own, operate and lease a 72 unit apartment complex in Berrien Springs, Michigan. The Bank will contribute $3.6 million over 10 years and will receive an estimated $3.7 million in tax credits.

      Federal regulations require an FHLB-member savings association to maintain an average daily balance of liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first lien residential mortgage loans. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, and is currently 5%, although the OTS has proposed a reduction of the percentage to 4%. Also, a savings association currently must maintain short-term liquid assets constituting at least 1% of its average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. At June 30, 1997, the Bank had liquid assets of $10.9 million, and a regulatory liquidity ratio of 8.8%, of which 3.7% constituted short-term investments.

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

         An analysis of the Bank deposit accounts by type, maturity, and rate at June 30, 1997, is as follows:


                                                  Minimum         Balance at                          Weighted
Opening                                          June 30,            % of            Average
Type of Account                                   Balance            1997           Deposits            Rate
---------------                                   -------            ----           --------            ----
                                                                       (Dollars in Thousands)
Withdrawable:
   Savings accounts.......................      $   10.00         $  15,683            12.88%            2.75%
   NOW and other transactions accounts....          10.00            21,230            17.43             3.19
                                                                     ------            -----             ----
Total withdrawable........................                           36,913            30.31             3.00
                                                                     ------            -----             ----
Certificates (original terms):............
   28 days................................          1,000                97              .08             3.74
   91 days................................          1,000             1,089              .89             4.40
   182 days...............................          1,000             9,307             7.64             4.83
   12 months..............................          1,000            14,484            11.89             5.10
   18 months..............................          1,000             1,781             1.46             5.42
   24 months..............................          1,000             2,032             1.67             5.85
   30 months..............................          1,000             7,703             6.33             5.95
   36 months..............................          1,000             1,425             1.17             5.52
   48 months..............................          1,000             5,746             4.72             7.21
   60 months..............................          1,000            11,082             9.10             6.16
   72 months..............................          1,000                28              .02             5.45
   96 months..............................          1,000               377              .31             6.43
IRAs
   28 days................................            500                 2              .00             3.76
   91 days................................            500                23              .02             4.39
   182 days...............................            500               174              .14             4.74
   12 months..............................            500               617              .51             5.01
   18 months..............................            500               238              .20             5.62
   24 months..............................            500             1,534             1.26             6.04
   30 months..............................            500               880              .72             5.83
   36 months..............................            500                38              .03             5.84
   48 months..............................            500             4,815             3.95             7.58
   60 months..............................            500            19,917            16.36             6.45
   72 months..............................            500               585              .48             5.44
   96 months..............................            500               883              .72             6.32
                                                                   --------           ------             ----
Total certificates (1)....................                           84,857            69.69             5.97
                                                                   --------           ------             ----
Total deposits............................                         $121,770           100.00%            5.07
                                                                   ========           ======             ====

(1)  Including $11.7 million in certificates of deposit of $100,000 or more.

   The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:


                                         At June 30,
                         ---------------------------------------------
                          1997              1996                1995
                         -------           -------             -------
                                        (In Thousands)
Under 5%.............    $15,970           $14,088             $15,072
5.00 - 6.99%.........     45,722            50,836              41,070
7.00 - 8.99%.........     23,165            22,961              27,254
9.00% and over.......        ---               ---                 ---
                         -------           -------             -------
Total................    $84,857           $87,885             $83,396
                         =======           =======             =======

      The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years indicated, and the total maturing thereafter. Matured certificates which have not been renewed as of June 30, 1997, have been allocated based upon certain rollover assumptions.

                                             Amounts At
                                    June 30, 1997, Maturing in
                 ---------------------------------------------------------------
                   One Year           Two             Three        Greater Than
                   or Less           Years            Years         Three Years
                    -------         -------          -------       -------------
                                         (In Thousands)
Under 5%.........   $15,686         $   284      $       ---       $      ---
5.00 - 6.99% ....    18,100           9,127            9,018            9,477
7.00 - 8.99% ....     3,305           8,550           10,944              366
                    -------         -------          -------           ------
Total ...........   $37,091         $17,961          $19,962           $9,843
                    =======         =======          =======           ======


      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1997.

   Maturity Period                                        (In Thousands)
------------------                                        --------------
Three months of less.............................           $  1,850
Greater than three months through six months.....                719
Greater than six months through twelve months....                528
Over twelve months...............................              8,612
                                                             -------
Total............................................            $11,709
                                                             =======

      The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                 DEPOSIT ACTIVITY
                                                              Increase                                Increase
                                                             (Decrease)                              (Decrease)
                                   Balance at                   from       Balance at                   from
                                    June 30,       % of       June 30,      June 30,       % of       June 30,
                                      1997       Deposits       1996          1996       Deposits       1995
                                      ----       --------       ----          ----       --------       ----
                                                       (Dollars in Thousands)

Withdrawable:
   Savings accounts..............    $15,683      12.88%       $(1,889)    $  17,572       13.92%     $(1,207)
   NOW and other transactions
     accounts....................     21,230      17.43            427        20,803       16.47        2,365
                                     -------      -----        -------     ---------       -----      -------
Total withdrawable...............     36,913      30.31         (1,462)       38,375       30.39        1,158
                                     -------      -----        -------     ---------       -----      -------
Certificates (original terms):
   28 days.......................         97        .08           (224)          321         .25           18
   91 days.......................      1,089        .89            119           970         .77          (72)
   182 days......................      9,307       7.64           (260)        9,567        7.58       (2,062)
   12 months.....................     14,484      11.89           (499)       14,983       11.87        5,842
   18 months.....................      1,781       1.46            522         1,259        1.00         (486)
   24 months.....................      2,032       1.67            470         1,562        1.24         (420)
   30 months.....................      7,703       6.33         (2,239)        9,942        7.87       (1,029)
   36 months.....................      1,425       1.17           (349)        1,774        1.41          302
   48 months.....................      5,746       4.72           (385)        6,131        4.86          (60)
   60 months.....................     11,082       9.10           (778)       11,860        9.39          619
   72 months.....................         28        .02            (11)           39         .03           (1)
   96 months.....................        377        .31              8           369         .29          (15)
IRAs
   28 days.......................          2        .00              1             1         .00          (24)
   91 days.......................         23        .02           (159)          182         .14          208
   182 days......................        174        .14             13           161         .13          (88)
   12 months.....................        617        .51            151           466         .37          132
   18 months.....................        238        .20            182            56         .04          (78)
   24 months.....................      1,534       1.26          1,496            38         .03          ---
   30 months.....................        880        .72           (103)          983         .78         (170)
   36 months.....................         38        .03            (25)           63         .05           29
   48 months.....................      4,815       3.95             47         4,768        3.78          325
   60 months.....................     19,917      16.36           (858)       20,775       16.45        1,721
   72 months.....................        585        .48            (30)          615         .49           (8)
   96 months.....................        883        .72           (117)        1,000         .79           (6)
                                    --------     ------        -------      --------      ------      -------
Total certificates...............     84,857      69.69         (3,028)       87,885       69.61        4,489
                                    --------     ------        -------      --------      ------      -------
Total deposits...................   $121,770     100.00%       $(4,490)     $126,260      100.00%     $ 5,647
                                    ========     ======        =======      ========      ======      =======

                                                                DEPOSIT ACTIVITY
                                                                    Increase
                                                                   (Decrease)
                                      Balance at                      from           Balance at
                                       June 30,        % of          June 30,         June 30,         % of
                                         1995         Deposits         1994             1994          Deposits
                                   ----------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Withdrawable:
   Savings accounts...............    $  18,779           15.57%      $(6,620)        $  25,399         21.00%
   NOW and other transaction
     accounts.....................       18,438           15.29        (1,120)           19,558         16.17
                                       --------          ------      --------          --------        ------
Total withdrawable................       37,217           30.86        (7,740)           44,957         37.17
                                       --------          ------      --------          --------        ------
Certificates (original terms):
   28 days........................          303             .25           235                68           .06
   91 days........................        1,042             .86           (47)            1,089           .90
   182 days.......................       11,629            9.64          (452)           12,081          9.99
   12 months......................        9,141            7.58         1,015             8,126          6.72
   18 months......................        1,745            1.45          (442)            2,187          1.81
   24 months......................        1,982            1.64          (698)            2,680          2.22
   30 months......................       10,971            9.10         1,471             9,500          7.85
   36 months......................        1,472            1.22          (113)            1,585          1.31
   48 months......................        6,191            5.13         3,229             2,962          2.45
   60 months......................       11,241            9.32         1,866             9,375          7.75
   72 months......................           40             .03             3                37           .03
   96 months......................          384             .32          (483)              867           .72

IRAs
   28 days........................           25             .02             9                16           .01
   91 days........................          162             .13            68                94           .07
   182 days.......................          249             .21             9               240           .20
   12 months......................          334             .28          (126)              460           .38
   18 months......................          134             .11           (89)              223           .18
   24 months......................           38             .03           (14)               52           .04
   30 months......................        1,153             .96          (158)            1,311          1.08
   36 months......................           34             .03           (26)               60           .05
   48 months......................        4,443            3.68         4,024               419           .35
   60 months......................       19,054           15.80        (1,358)           20,412         16.87
   72 months......................          623             .52           (18)              641           .53
   96 months......................        1,006             .83          (517)            1,523          1.26
                                       --------          ------      --------          --------        ------
Total certificates................       83,396           69.14         7,388            76,008         62.83
                                       --------          ------      --------          --------        ------
Total deposits....................     $120,613          100.00%     $   (352)         $120,965        100.00%
                                       ========          ======      ========          ========        ======

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

         The Company's borrowings consist of advances from the FHLB of Indianapolis upon the security of FHLB stock and certain mortgage loans. Such advances are made pursuant to several different credit programs each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Indianapolis will advance to member associations, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with policies of the FHLB of Indianapolis. At June 30, 1997, FHLB of Indianapolis advances totaled $8.2 million, representing 4.7% of total assets.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated, and weighted average interest rates paid during the periods indicated and as of the end of each of the periods indicated.

                                                            At or for the Year
                                                              Ended June 30,
                                                 1997              1996             1995
                                                 ---------------------------------------
                                                          (Dollars in Thousands)
FHLB Advances:
Average balance outstanding....................   $7,382           $6,694          $5,574
Maximum amount outstanding at any month-end
     during the period.........................    8,233            6,963           7,963
Weighted average interest rate
     during the period.........................     6.27%            6.83%           6.85%
Weighted average interest rate at
     end of period.............................     6.14%            6.50%           6.78%

         There are regulatory restrictions on advances from the FHLBs. See "Regulation - Federal Home Loan Bank System" and "Qualified Thrift Leader." These limitations are not expected to have any impact on the Company's ability to borrow from the FHLB of Indianapolis. The Company does not anticipate any problem obtaining advances appropriate to meet its requirements in the future, if such advances should become necessary.

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

         The Bank's only subsidiary, First Marion Service Corporation ("First Marion") was organized in 1971 and currently is engaged in the sale of tax deferred annuities pursuant to an arrangement with One System, Inc., a licensed insurance broker, in Indianapolis. It also sells mutual funds through an arrangement with Independent Financial Securities, Inc., a licensed securities broker, in White Plains, New York. First Marion has one licensed employee engaged in such sales of tax deferred annuities and mutual funds. In addition, beginning in July 1995, First Marion began providing 100% financing to borrowers of the Bank by providing a 20% second mortgage behind the Bank's 80% mortgage. Such loans amounted to $1.4 million at June 30, 1997.

         At June 30, 1997, the Bank's investment in First Marion totaled $1.3 million. During the year ended June 30, 1997, First Marion had net income of $33,000.

Employees

         As of June 30, 1997, the Bank employed 31 persons on a full-time basis and three persons on a part-time basis. None of the Bank's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

Competition

         The Bank originates most of its loans to and accepts most of its deposits from residents of Grant and Adams Counties, Indiana.

         The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings institutions, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in Grant and Adams Counties. The Bank must also compete with money market funds and with insurance companies with respect to its individual retirement accounts.

         Under current law, bank holding companies may acquire savings associations. Savings associations may also acquire banks under federal law. To date, several bank holding company acquisitions of savings associations in Indiana have been completed. Affiliations between banks and healthy savings associations based in Indiana may also increase the competition faced by the Bank and MCHI.

         In addition, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana recently passed a law establishing interstate branching provisions for Indiana state chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996, provided that interstate mergers and de novo branches are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo branches on a reciprocal basis. This new legislation may also result in increased competition for the Bank and MCHI.

         Because of recent changes in Federal law, interstate acquisitions of banks are less restricted than they were under prior law. Savings associations have certain powers to acquire savings associations based in other states, and Indiana law expressly permits reciprocal acquisition of Indiana savings associations. In addition, Federal savings associations are permitted to branch on an interstate basis. See "Regulation -- Acquisitions or Dispositions and Branching."

         The primary factors in competing for deposits are interest rates and convenience of office locations. The Bank competes for loan originations primarily through the efficiency and quality of services it provides borrowers through interest rates and loan fees it charges. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors which are not readily predictable.

                                   REGULATION

General

         The Bank, as a federally chartered savings bank, is a member of the Federal Home Loan Bank System ("FHLB System") and its deposits are insured by the FDIC and it is a member of the Savings Association Insurance Fund (the "SAIF") which is adminsitered by the FDIC. The Bank is subject to extensive regulation by the OTS. Federal associations may not enter into certain transactions unless certain regulatory tests are met or they obtain prior governmental approval and the associations must file reports with the OTS about their activities and their financial condition. Periodic compliance examinations of the Bank are conducted by the OTS which has, in conjunction with the FDIC in certain situations, examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The Bank is also subject to certain reserve requirements under regulations of the Board of Governors of the Federal Reserve System ("FRB").

         An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semiannual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the assessment rates range from .0172761% of assets for associations with assets of $67 million or less to .0045864% for associations with assets in excess of $35 billion. The Bank's semiannual assessment under this assessment scheme, based upon its total assets at March 31, 1997, was $25,168.

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

         The United States Congress is considering legislation that would require all federal savings associations, such as the Bank, to either convert to a national bank or a state-chartered financial institution by a specified date to be determined. In addition, under the legislation, the Holding Company likely would not be regulated as a savings and loan holding company, but rather as a bank holding company. The OTS would also be abolished and its functions transferred among the other federal banking regulators. Certain aspects of the legislation remain to be resolved and therefore no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Holding Company and the Bank.

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings associations and other member financial institutions. The Bank is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, .3% of its assets or 1/20 (or such greater fraction established by the FHLB) of outstanding FHLB advances, commitments, lines of credit and letters of credit. The Bank is currently in compliance with this requirement. At June 30, 1997, the Bank's investment in stock of the FHLB of Indianapolis was $1,047,300.

         In past years, the Bank received dividends on its FHLB stock. All 12 FHLB's are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the FHLB's ability to pay dividends and the value of FHLB stock in the future. For the year ending June 30, 1997, dividends paid to the Bank totaled $79,000, for an annual rate of 7.88%.

         The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Indianapolis.

         All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Current law prescribes eligible collateral as first mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

         Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.
Under current law, savings associations which cease to be Qualified Thrift Lenders are ineligible to receive advances from their FHLB.

Liquidity

         For each calendar month, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%, although the OTS has proposed a reduction of the percentage to 4%. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity requirements. The daily average liquidity of the Bank for June, 1997, was 8.8% which exceeded the then applicable 5% liquidity requirement. Its average short-term liquidity ratio for June, 1997, was 3.7%. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Insurance of Deposits

         The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. Currently, thrifts may convert from one insurance fund to the other upon payment of certain exit and entrance fees. Such fees need not be paid if a SAIF member converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during such period and as long as certain other conditions are met.

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

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF-insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC in 1995 revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. At that time, healthy BIF-insured banks paid premiums of approximately $.04 per $100 in deposits compared to $.23 per $100 in deposits paid by healthy SAIF-insured institutions. The BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%, eliminating insurance premiums for healthy BIF-insured banks. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF-insured members would continue to be generally subject to higher deposit insurance premiums than BIF-insured institutions until, all things being equal, the SAIF attained its required reserve ratio of 1.25% of BIF-insured deposits.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999, if no savings associations then exist. The special assessment rate was established by the FDIC at .657% of deposits, and the resulting assessment of $776,717 on the Bank was accrued in September, 1996. This special assessment significantly increased noninterest expense and adversely affected the MCHI's results of operations for the three months ended September 30, 1996. As a result of the special assessment, the Bank's deposit insurance premiums were reduced to
6.48 basis points based upon its current risk classification and the new assessment schedule for SAIF-insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has equalized the SAIF assessment schedule with the BIF assessment schedule, SAIF-insured institutions remain subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment is limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of September 30, 1999, or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions are expected to be made on the same basis as SAIF-member institutions.

Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill (on a declining basis until 1995), purchased mortgage servicing rights (which may be included in an amount up to 50% of core capital, but which are to be reported on an association's balance sheet at the lesser of 90% of their fair market value, 90% of their original purchase price, or 100% of their remaining unamortized book value), and purchased credit card relationships (which may be included in an amount up to 25% of core capital) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustments up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At June 30, 1997, the Bank was in compliance with all capital requirements.

         The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. Under the rule, only savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) will be required to maintain additional capital for interest rate risk under the risk-based capital framework. An institution with an "above normal" level of exposure will have to maintain additional capital equal to one-half the difference between its measured interest rate risk (the most adverse change in the market value of its portfolio resulting from a 200-basis point move in interest rates divided by the estimated market value of its assets) and 2%, multiplied by the market value of its assets. That dollar amount of capital is in addition to an institution's existing risk-based capital requirement. Although the OTS has decided to delay implementation of this rule, it will continue to closely monitor the level of interest rate risk at individual institutions and it retains the authority, on a case-by-case basis, to impose additional capital requirements for individual institutions with significant interest rate risk.

         If an association is not in compliance with its capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition to specific sanctions provided in Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA") for failing to meet capital requirements, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements, which actions may include restrictions on operations and banking activities, the imposition of a capital directive, a cease and desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution.

Prompt Corrective Action

         Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FedICIA") requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1997, the Bank was categorized as "well capitalized."

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

Capital Distributions Regulation

         An OTS regulation imposes restrictions upon all "capital distributions" by savings associations, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution ("Tier 1
Institution"). An institution that has total capital at least equal to its minimum capital requirements, but less than its fully phased-in capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 institution may be designated by the OTS as a Tier 2 or Tier 3 institution if the OTS determines that the institution is "in need of more than normal supervision." The Bank is currently a Tier 1 Institution.

         A Tier 1 Institution could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the greater of (a) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its "surplus capital ratio" (the excess over its capital requirements) at the beginning of the calendar year; or (b) 75% of its net income for the most recent four quarter period. Any additional amount of capital distributions would require prior regulatory approval.

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

Federal Reserve System

         Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts) and non-personal money market deposit accounts. The effects of these reserve requirements is to increase the Bank's cost of funds. The Bank is in compliance with its reserve requirements. A federal savings association, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank "discount window," but the FRB's regulations require the savings association to exhaust other reasonable alternative sources, including borrowing from its regional FHLB, before borrowing from the Federal Reserve Bank. Current law imposes certain limitations on the ability of undercapitalized depository institutions to borrow from Federal Reserve Banks.

Transactions with Affiliates

         The Bank and MCHI are subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

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

         HOLA generally prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings association or savings and loan holding company or controlling the assets thereof or (ii) acquiring or retaining more than 5 percent of the voting shares of a savings association or holding company thereof which is not a subsidiary. Additionally, under certain circumstances a savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of previously unissued voting shares of an under-capitalized savings association for cash without that savings association being deemed controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

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

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply). See "--Qualified Thrift Lender." At June 30, 1997, the Bank's asset composition was in excess of that required to qualify the Bank as a Qualified Thrift Lender.

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

         Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings association holding companies with their principal place of business in Indiana ("Indiana Savings Association Holding Companies") upon receipt of approval by the Indiana Department of Financial Institutions. Moreover, Indiana Savings Association Holding Companies may acquire savings associations with their home offices located outside of Indiana and savings associations holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Indiana Department of Financial Institutions.

         No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without the giving of such notice shall be invalid.

Federal Securities Law

         The shares of Common Stock of MCHI are registered with the SEC under the 1934 Act. MCHI is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. If MCHI has fewer than 300 shareholders, it may deregister the shares under the 1934 Act and cease to be subject to the foregoing requirements.

         Shares of Common Stock held by persons who are affiliates of MCHI may not be resold without registration or unless sold in accordance with the resale restrictions of Rule 144 under the 1933 Act. If MCHI meets the current public information requirements under Rule 144, each affiliate of MCHI who complies with the other conditions of Rule 144 (including conditions that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of MCHI or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Qualified Thrift Lender

         Under current OTS regulations, the QTL test requires that a savings association have at least 65% of its portfolio assets invested in "qualified thrift investments" on a monthly average basis in 9 out of every 12 months. Qualified thrift investments under the QTL test consist primarily of housing related loans and investments.

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

         At June 30, 1997, 83.48% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future. The Bank expects to continue to qualify as a QTL, although there can be no such assurance.

Acquisitions or Dispositions and Branching

         Bank holding companies, upon receipt of appropriate approvals from the FRB and the Director of the OTS, may acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may now acquire control of a bank. Moreover, federal savings associations may acquire or be acquired by any insured depository institution. Pursuant to rules promulgated by the FRB, a savings association acquired by a bank holding company (i) may, so long as the savings association continues to meet the QTL test, continue to branch to the same extent as permitted to other non-affiliated savings associations similarly chartered in the state, and (ii) cannot continue any non-banking activities not authorized for bank holding companies. Saving associations acquired by a bank holding company may, if located in a state where the bank holding company is legally authorized to acquire a bank, be converted to the status of a bank but deposit insurance assessments and payments continue to be paid by the association to the SAIF. A savings association so converted to a bank becomes subject to the branching restrictions applicable to banks. Also any insured depository institution may merge with, acquire the assets of, or assume the liabilities of any other insured depository institution with the appropriate regularity approvals if (i) continued payments of deposit insurance are made on the acquired depository institution's deposits (including an assumed rate of growth in such deposits) to SAIF (if the acquired institution was a SAIF member) or to BIF (if the acquired institution was a BIF member), and (ii) the acquiring institution and any holding company in control thereof meet all applicable capital requirements at the time of the transaction.

         Subject to certain exceptions, commonly controlled banks and savings associations must reimburse the FDIC for any losses suffered in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company. Such claims by the FDIC under this provision are subordinate to claims of depositors, secured creditors, and holders of subordinated debt, other than affiliates.

         The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss.7701(a)(19) of the Code or the asset composition test of ss.7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state- chartered associations or their holding companies in the state where the acquiring association or holding company is located.

         Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

         In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana recently passed a law establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996, provided that interstate mergers and de novo branches are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo branches on a reciprocal basis.

Community Reinvestment Act Matters

         Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, statisfactory, unsatisfactory and needs imporvement -- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The Bank is participating in this program. The examiners have determined that the Bank has an outstanding record of meeting community credit needs.

                                    TAXATION
Federal Taxation

         Historically, savings associations, such as the Bank, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank is not able to use the percentage of taxable income method of computing its allowable tax bad debt deduction. The Bank will be required to compute its allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends are paid out by the Bank.

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

State Taxation

         The Bank is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by
Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications the most notable of which is the required addback of interest that is tax-free for federal income tax purposes. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

         MCHI's (or previously the Bank's) state income tax returns have not been audited in the last five years.

Item 2.  Properties.

         At June 30, 1997, the Company conducted its business from its main office at 100 West Third Street, Marion, Indiana, and one branch office. Both offices are full-service offices owned by the Company.

         The following table provides certain information with respect to the Company's offices as of June 30, 1997:

                                                                                      Net Book Value
                                                                     Total Deposits    of Property,
                                                                           at            Furniture
                                             Owned or       Year        June 30,             &            Approximate
Description and Address                       Leased       Opened         1997           Fixtures       Square Footage
-----------------------                       -------------------         ----           --------       --------------
                                                                          (Dollars in Thousands)
Main Office in Marion
  100 West Third Street..................       Owned        1936        $112,929        $1,375             17,949
Location in Decatur
  1045 South 13th Street.................       Owned        1974           8,841           145              3,611

         The Company opened its first automated teller machine in May, 1995 at its Marion branch.

         The Company owns computer and data processing equipment which is used for transaction processing and accounting. The net book value of electronic data processing equipment owned by the Company was $136,000 at June 30, 1997.

         The Company also has contracted for the data processing and reporting services of BISYS, Inc. in Houston, Texas. The cost of these data processing services is approximately $12,800 per month.

Item 3.  Legal Proceedings.

     The Company is not a party to any material pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of MCHI's shareholders during the quarter ended June 30, 1997.

Item 4.5.  Executive Officers of MCHI.

     Presented below is certain information  regarding the executive officers of
MCHI:

      Name                            Position
      John M. Dalton              President
      Steven L. Banks             Executive Vice President
      Larry G.  Phillips          Sr. Vice President, Secretary and Treasurer
      Tim D. Canode               Vice President

         John M. Dalton (age 63) has been employed by MCHI since November, 1992. He became President of the Bank in 1996 and Executive Vice President of First Marion in 1996. Mr. Dalton served as Executive Vice President of the Bank from 1983 to 1996.

         Larry G. Phillips (age 49) has been employed by MCHI since November, 1992. He became Sr. Vice President of the Bank in 1996 and has served as Treasurer of the Bank since 1983, Secretary of the Bank since 1989 and Secretary and Treasurer of First Marion since 1989. Mr. Phillips served as Vice President and Treasurer of the Bank from 1983 to 1996.

         Steven L. Banks (age 47) became Executive Vice President of both MCHI and the Bank on September 1, 1996. Prior to his affiliation with MCHI and the Bank, Mr. Banks served as President and CEO of Fidelity Federal Savings Bank of Marion.

         Tim D. Canode (age 52) became Vice President of MCHI in 1996 and has been Vice President of the Bank since 1983. Mr. Canode has also served as Assistant Vice President of First Marion since 1983.

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

                        Quarter                                     Dividends
                         Ended             High         Low         Declared
June 30, 1997.........  $23 1/4          $23 1/4       $22 1/2      $.22
March 31, 1997........   22               22            19 1/4       .20
December 31, 1996.....   19 1/4           21 1/2        19 1/4       .20
September 30, 1996....   20 1/2           21            20           .20
June 30, 1996.........   20 3/4           21            19 3/4       .20
March 31, 1996........   20 7/16          20 3/4        19 1/4       .18
December 31, 1995.....   20               20 5/8        19 1/4       .18
September 30, 1995....   19 3/4           20 5/8        18 1/2       .18


     As of August 22, 1997, there were 447 record holders of MCHI's Common Stock. MCHI estimates that, as of that date, there were approximately 1,062 additional shareholders in "street" name. The Company's percentage of dividends per share to net income per share was 63.1%, 60.7% and 56.8% for the years ended June 30, 1997, 1996 and 1995, respectively.

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

Item 6.  Selected Consolidated Financial Data

     The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Information" on page 2 of MCHI's Shareholder Annual Report for its fiscal year ended June 30, 1997 (the "Shareholder Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this item is incorporated by reference to pages 3 through 15 of the Shareholder Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits with short- and medium-term maturities, mature or reprice at different rates than our interest-earning assets. Although having liabilities that mature or reprice less frequently on average than assets will be beneficial in times of rising interest rates, such an asset/liability structure will result in lower net income during periods of declining interest rates, unless offset by other factors.

     The Bank protects against problems arising in a falling interest rate environment by requiring interest rate miniums on its residential and commercial real estate adjustable-rate mortgages and against problems arising in a rising interest rate environment by having in excess of 89% of its mortgage loans with adjustable rate features. Management believes that these minimums, which establish floors below which the loan interest rate cannot decline, will continue to reduce its interest rate vulnerability in a declining interest rate environment. For the loans which do not adjust because of the interest rate minimums, there is an increased risk of prepayment.

     The Bank believes it is critical to manage the relationship between interest rates and the effect on its net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. The Bank manages assets and liabilities within the context of the marketplace, regulatory limitations and within its limits on the amount of change in NPV which is acceptable given certain interest rate changes.

      The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. As the Bank does not meet either of these requirements, it is not required to file Schedule CMR, although it does so voluntarily. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal." The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

      Presented below, as of June 30, 1997, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At June 30, 1997, 2% of the present value of the Bank's assets was approximately $3.5 million. Because the interest rate risk of a 200 basis point decrease in market rates (which was greater than the interest rate risk of a 200 basis point increase) was $1.6 million at June 30, 1997, the Bank would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS's reporting requirements under this methodology.

      Change                     Net Portfolio Value                          NPV as % of Present Value of Assets
     In Rates          $ Amount         $ Change            % Change           NPV Ratio                 Change
---------------------------------------------------------------------------------------------------------------
                                          (Dollars in thousands)
     + 400 bp *        $37,509          $(3,023)               (7)%              22.46%                   (64) bp
     + 300 bp           38,899           (1,633)               (4)%              22.93%                   (17) bp
     + 200 bp           40,000             (532)               (1)%              23.24%                    14  bp
     + 100 bp           40,606               74                 0%               23.32%                    22  bp
         0 bp           40,532              ---               ---%               23.10%                   ---  bp
     - 100 bp           39,809             (723)               (2)%              22.59%                   (51) bp
     - 200 bp           38,899           (1,633)               (4)%              21.99%                  (111) bp
     - 300 bp           38,510           (2,022)               (5)%              21.62%                  (148) bp
     - 400 bp           38,377           (2,155)               (5)%              21.37%                  (173) bp

----------
*  Basis points.

      As with any method of measuring interest rate risk, certain short comings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Most of the Bank's adjustable-rate loans have interest rate minimums of 6.00% for residential loans and 9.00% for commercial real estate loans. Currently, originations of residential adjustable-rate-mortgages have interest rate minimums of 6.00%. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase although the Bank does underwrite these mortgages at approximately 4.0% above the origination rate. The Company considers all of these factors in monitoring its exposure to interest rate risk.

Item 8.  Financial Statements and Supplementary Data.

         MCHI's Consolidated Financial Statements and Notes thereto contained on pages 17 through 41 in the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is incorporated by reference to pages 2 and 3 of MCHI's Proxy Statement for its 1997 Annual Shareholder Meeting (the "1997 Proxy Statement"). Information concerning MCHI's executive officers is included in Item 4.5 in Part I of this report. Information concerning compliance by such persons with Section 16(a) of the 1934 Act is incorporated by reference to page 6 of the 1997 Proxy Statement.

Item 11.  Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 4 through 6 of the 1997 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to page 5 of the 1997 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
         The information required by this item is incorporated by reference to page 6 of the 1997 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   The following financial statements are filed as part of this report:


         Financial Statements

         Consolidated  Statement  of Financial  Condition at June 30, 1997,  and
         1996

         Consolidated Statement of Income for the Fiscal Years ended June 30, 1997, 1996 and 1995

         Consolidated Statement of Changes in Shareholders' Equity for the Fiscal Years ended June 30, 1997, 1996 and 1995

         Consolidated Statement of Cash Flows for the Fiscal Years ended June 30, 1997, 1996, and 1995

         Notes to Consolidated Financial Statements

(b) MCHI filed no reports on Form 8-K during the fourth quarter ended June 30, 1997.

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

                                                  MARION CAPITAL HOLDINGS, INC.

      Date:  September 22, 1997                      /s/ John M. Dalton
                                                     ---------------------------
                                                      John M. Dalton, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22nd day of September, 1997.


/s/ John M. Dalton                                /s/ Steven L. Banks
----------------------------                      -----------------------------
John M. Dalton                                    Steven L. Banks, Director
President, Director
(Principal Executive Officer)

/s/ Larry G. Phillips                             /s/ W. Gordon Coryea
----------------------------                      -----------------------------
Larry G. Phillips                                 W. Gordon Coryea, Director
Senior Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

                                                  /s/ Jerry D. McVicker
                                                  -----------------------------
                                                  Jerry D. McVicker, Director


                                                  /s/ Jack O. Murrell
                                                  -----------------------------
                                                  Jack O. Murrell, Director


                                                  /s/ George L. Thomas
                                                  -----------------------------
                                                  George L. Thomas, Director


                                                  /s/ Jon R. Marler
                                                  -----------------------------
                                                  Jon R. Marler, Director

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

10(2) Recognition and Retention Plans and Trusts are incorporated by reference to Exhibit B to the Registrants definitive Proxy Statement in respect of its 1993 Annual Shareholder meeting.

10(3)     Director Deferred  Compensation  Agreement  effective May 1,
          1992,   between  the  Bank  and   Merritt  B.   McVicker  is
          incorporated   by   reference   to  Exhibit   10(6)  to  the
          Registration   Statement  on  Form  S-1   (Registration  No.
          33-55052). First Amendment to Director Deferred Compensation
          Agreement  of Merritt B.  McVicker  dated  December 1, 1996      ____

10(4)     Director Deferred  Compensation  Agreement  effective May 1,
          1992, between the Bank and John M. Dalton is incorporated by reference to Exhibit 10(7) to the Registration Statement on
          Form S-1  (Registration  No.  33-55052).  First Amendment to
          Director Deferred  Compensation  Agreement of John M. Dalton
          dated December 1, 1996.                                          ____

10(5)     Director Deferred  Compensation  Agreement  effective May 1,
          1992,   between   the  Bank  and  Robert  D.   Burchard   is
          incorporated   by   reference   to  Exhibit   10(8)  to  the
          Registration   Statement  on  Form  S-1   (Registration  No.
          33-55052). First Amendment to Director Deferred Compensation
          Agreement of Robert D. Burchard dated December 1, 1996.          ____

10(6)     Director Deferred  Compensation  Agreement  effective May 1,
          1992,  between the Bank and James O. Murrell is incorporated by reference to Exhibit 10(9) to the Registration  Statement on Form S-1 (Registration No. 33-55052).  First Amendment to
          Director Deferred Compensation Agreement of James (Jack ) O.
          Murrell dated December 1, 1996.                                  ____

10(7)     Director Deferred  Compensation  Agreement  effective May 1,
          1992, between the Bank and Gordon Coryea is incorporated by reference to Exhibit 10(10) to the Registration Statement on
          Form S-1  (Registration  No.  33-55052).  First Amendment to
          Director Deferred Compensation Agreement of W. Gordon Coryea
          dated December 1, 1996.                                          ____

         Exhibit Index                                                    Page

10(8)     Director Deferred  Compensation  Agreement  effective May 1,
          1992,   between   the    Bank  and   George   Thomas  is
          incorporated   by  reference   to  Exhibit   10(11)  to  the
          Registration   Statement  on  Form  S-1   (Registration  No.
          33-55052). First Amendment to Director Deferred Compensation
          Agreement of George L. Thomas dated December 1, 1996.            ____

10(9) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and James Gartland is incorporated by reference to Exhibit 10(12) to the Registration Statement on Form S-1 (Registration No. 33-55052). First Amendment to Deferred Compensation Agreement of James Gartland dated May 23, 1994 is incorporated by reference to Exhibit 10(9) to the Annual Report on Form 10-K for fiscal year ended June 30, 1994.

10(10) Defered Compensation Agreement between the Bank and Gordon Coryea dated April 30, 1988, as amended as of May 1, 1992, is incorporated by reference to Exhibit 10(13) to the Registration Statement on Form S-1 (Registration No. 33-55052).

10(11)    Deferred Compensation Agreement between the Bank and Merritt
          V. McVicker dated April 30, 1988, as amended as of May 1, 1992, is incorporated by reference to Exhibit 10(14) to the Registration Statement on Form S-1 (Registration No. 33-55052).

10(12)    Restated   Executive   Supplemental   Retirement   Agreement
          effective  December  1,  1996  between  the Bank and John M.
          Dalton.                                                          ____

10(13)    Restated   Executive   Supplemental   Retirement   Agreement
          effective  December  1, 1996  between the Bank and Robert D.
          Burchard.                                                        ____

10(14)    Restated   Executive   Supplemental   Retirement   Agreement
          effective  December  1,  1996  between  the Bank and  Jackie
          Noble.                                                           ____

10(15)    Restated   Executive   Supplemental   Retirement   Agreement
          effective  December 1, 1996 between the Bank and Nora Kuntz.     ____

10(16)    Executive   Supplemental   Retirement   Agreement  effective
          December  1, 1996  between  the Bank and Larry G.  Phillips.     ____

10(17) Death Benefit Agreement between the Bank and Tim Canode dated August 25, 1992, is incorporated by reference to
          Exhibit 10(19) to the Registration Statement on Form S-1 (Registration No. 33-55052).

10(18)    Death Benefit Agreement between the Bank and Steven L. Banks
          dated December 1, 1996.                                          ____

10(19)    Excess  Benefit  Agreement  dated  as of  Februry  28,  1996 between the Bank and John M. Dalton is incorporated by reference to Exhibit 10(18) to the Annual Report on Form
          10-K for the fiscal year ended June 30, 1996. First Amendment to Excess Benefit Agreement of John M. Dalton
          dated December 1, 1996.                                          ____

         Exhibit Index                                                    Page


10(20)    Excess  Benefit  Agreement  dated  as of  Februry  28,  1996 between the Bank and Robert D. Burchard is incorporated by reference to Exhibit 10(19) to the Annual Report on Form
          10-K for the fiscal year ended June 30, 1996. First Amendment to Excess Benefit Agreement of Robert D. Burchard
          dated December 1, 1996.                                          ____

10(21)    Director Emeritus  Agreement dated March 1, 1996 between the
          Bank  and W.  Gordon  Coryea  and  First  Amendment  to such
          agreement dated December 1, 1996.                                ____

10(22)    Director Emeritus  Agreement dated March 1, 1996 between the
          Bank and  George  L.  Thomas  and  First  Amendment  to such
          agreement dated December 1, 1996.                                 ____

10(23)    Director Emeritus  Agreement dated March 1, 1996 between the
          Bank  and  John  M.  Dalton  and  First  Amendment  to  such
          agreement dated December 1, 1996.                                ____

10(24)    Director Emeritus  Agreement dated March 1, 1996 between the
          Bank  and  Jack  O.  Murrell  and  First  Amendment  to such
          agreement dated December 1, 1996.                                ____

10(25)    Contingent   Executive   Supplemental    Retirement   Income
          Agreement  between  the  Bank  and  Steven  L.  Banks  dated
          December 1, 1996.                                                ____

10(26)    Rabbi Trust for the Director  Deferred  Compensation  Master
          Agreement and Director Emeritus Plan dated December 1, 1996.     ____

10(27)    Rabbi Trust for the Executive Supplemental Retirement Income
          Plans and Excess Benefit Plans dated December 1, 1996.           ____

11        Statement regarding computation of per share earnings.           ____

13        1997 Shareholder Annual Report.                                  ____

21 Subsidiaries of the Registrant is incorporated by reference to Exhibit 22 to the Registration Statement on Form S-1 (Registration No. 33-55052).

23        Consent of Auditors                                              ____

27        Financial Data Schedule                                          ____
-------------------
* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1)-10(27).