Form 10-K/A
period 1997-06-30
MARION CAPITAL HOLDINGS INC
filed 1997-10-09
CIK 894372

FORM 10-K/A

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

                                      NONE

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant had duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                                  MARION CAPITAL HOLDINGS, INC.

      Date:  October 9, 1997                         /s/ John M. Dalton
                                                     ---------------------------
                                                      John M. Dalton, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 9th day of October, 1997.


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

                                                  /s/ Jerry D. McVicker
                                                  -----------------------------
                                                  Jerry D. McVicker, Director


                                                  /s/ Jack O. Murrell
                                                  -----------------------------
                                                  Jack O. Murrell, Director


                                                  /s/ George L. Thomas
                                                  -----------------------------
                                                  George L. Thomas, Director


                                                  /s/ Jon R. Marler
                                                  -----------------------------
                                                  Jon R. Marler, Director

                                  EXHIBIT INDEX

         Exhibit Index                                                    Page
         ------------------                                              ------
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