Form 10-Q
period 1997-09-30
MARION CAPITAL HOLDINGS INC
filed 1997-11-14
CIK 894372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER
         30, 1997 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of November 11, 1997 was 1,777,812.

                          Marion Capital Holdings, Inc.

                                    Form 10-Q

                                      Index

                                                                        Page No.

Forward Looking Statements.................................................1

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements...........................................2

                  Consolidated Condensed Statement of
                  Financial Condition as of
                  September 30, 1997 and June 30, 1997.....................2

                  Consolidated Condensed Statement of
                  Income for the three-month
                  periods ended September 30, 1997 and 1996................3

                  Consolidated Condensed Statement of
                  Changes in Shareholders' Equity
                  for the three months ended September 30, 1997............4

                  Consolidated Condensed Statement of
                  Cash Flows for the three months
                  ended September 30, 1997 and 1996........................5

                  Notes to Consolidated Financial Statements...............7

Item 2.     Management's Discussion and Analysis of
                  Financial Condition and
                  Results of Operations....................................7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk....10

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.............................................11

Item 6.     Exhibits and Reports on Form 8-K..............................11

SIGNATURES................................................................12

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                                      September 30,                 June 30,
                                                                          1997                        1997
                                                               --------------------------- ---------------------------
ASSETS
   Cash                                                                 $1,675,790                  $2,328,605
   Short-term interest bearing deposits                                  3,201,169                   1,294,134
                                                                  ----------------            ----------------
     Total cash and cash equivalents                                     4,876,959                   3,622,739
   Investment securities available for sale                              3,027,500                   2,997,500




   Investment securities held to maturity
     (market value $3,048,746 and $4,824,464)                            3,061,850                   4,847,519
   Loans receivable, net                                               151,815,691                 148,030,991
   Real estate owned, net                                                   65,000                           0
   Premises and equipment                                                1,657,482                   1,520,381
   Stock in Federal Home Loan Bank (at cost
     which approximates market)                                          1,047,300                   1,047,300
   Investment in limited partnerships                                    4,964,175                   1,448,869
   Other assets                                                          9,306,488                   9,788,410
                                                                  ----------------            ----------------
   Total assets                                                       $179,822,445                $173,303,709
                                                                  ================            ================

LIABILITIES
   Deposits                                                           $120,579,368                $121,770,013
   Advances from FHLB                                                   10,884,976                   8,228,976
   Note Payable                                                          3,604,406                           0
   Advances by borrowers for taxes and
     insurance                                                             300,126                     223,520
   Other liabilities                                                     4,986,435                   4,015,381
                                                                  ----------------            ----------------
     Total liabilities                                                 140,355,311                 134,237,890

SHAREHOLDERS' EQUITY
   Preferred Stock:
     Authorized and unissued--2,000,000 shares                                   0                           0
   Common stock, without par value:
     Authorized--5,000,000 shares
     Issued and outstanding--1,775,812 and
       1,768,099 shares                                                 10,195,432                  10,126,365
     Retained earnings                                                  29,343,980                  29,074,055
     Unrealized gain (loss) on securities available for sale                16,406                      (1,961)
     Unearned compensation                                                 (88,684)                   (132,640)
                                                                  -----------------           -----------------
       Total shareholders' equity                                       39,467,134                  39,065,819
                                                                  ----------------            ----------------
         Total Liabilities and Shareholders' Equity                   $179,822,445                $173,303,709
                                                                  ================            ================

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME



                                                                                Three Months Ended
                                                                                  September 30,
                                                               -------------------------------------------------------
                                                                          1997                        1996
                                                                          ----                        ----
Interest Income
   Loans                                                                $3,258,100                  $3,183,374
   Mortgage-backed securities                                                1,942                      16,687
   Interest-bearing deposits                                                58,427                      72,543
   Investment securities                                                    92,082                     139,044
   Other interest and dividend income                                       21,778                      19,503
                                                                  ----------------            ----------------
     Total interest income                                               3,432,329                   3,431,151

Interest expense
   Deposits                                                              1,562,266                   1,614,238
   Advances from FHLB                                                      146,925                     100,033
                                                               -------------------         -------------------
     Total interest expense                                              1,709,191                   1,714,271
                                                               -------------------         -------------------

Net interest income                                                      1,723,138                   1,716,880
   Provision for losses on loans                                             8,825                       4,190
                                                                  ----------------            ----------------

Net interest income after
   provision for losses on loans                                         1,714,313                   1,712,690
                                                                  ----------------            ----------------

Other Income
   Net loan servicing fees                                                  19,571                      22,207
   Annuity and other commissions                                            37,897                      44,516
   Equity in losses of limited partnerships                                (89,100)                    (60,000)
   Life insurance income and death benefits                                 48,793                     179,787
   Other income                                                             35,154                      18,592
                                                                  ----------------            ----------------
     Total other income                                                     52,315                     205,102
                                                                  ----------------            ----------------

Other expenses
   Salaries and employee benefits                                          583,961                     865,391
   Occupancy expense                                                        47,387                      43,948
   Equipment expense                                                        17,874                      14,301
   Deposit insurance expense                                                31,638                     861,651
   Real estate operations, net                                                (933)                      8,110
   Data processing expense                                                  39,479                      34,658
   Advertising                                                              26,684                      36,244
   Other expenses                                                          156,787                     146,211
                                                                  ----------------            ----------------
     Total other expenses                                                  902,877                   2,010,514
                                                                  ----------------            ----------------

Income (loss) before income taxes                                          863,751                     (92,722)

   Income tax expense (benefit)                                            203,558                    (220,210)
                                                                  ----------------            -----------------

Net income                                                                $660,193                    $127,488
                                                                  ================            ================
Per Share
   Net income                                                                $0.36                       $0.07
   Dividends                                                                 $0.22                       $0.20

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                        Unearned         Total
                                               Common Stock        Retained        Unrealized gain    Compensation     Shareholders'
                                       Shares           Amount     Earnings     (loss) on Securities       RRP            Equity
                                    ------------------------------------------------------------------------------------------------

Balances, July 1, 1997              1,768,099      $10,126,365     $29,074,055            ($1,961)        ($132,640)    $39,065,819

Exercise of stock options               7,713           69,067                                                               69,067

Amortization of unearned
  compensation                                                                                               43,956          43,956

Net change in
  unrealized gain (loss) on
  securities available for sale
                                                                                           18,367                            18,367
Net income for
  the three months
  ended September 30, 1997                                             660,193                                              660,193

Cash dividends                                                        (390,268)                                            (390,268)

Balances, September 30, 1997        1,775,812      $10,195,432     $29,343,980            $16,406          ($88,684)    $39,467,134
                                    ================================================================================================

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                        Three Months Ended
                                                           September 30,
                                                   -----------------------------
                                                       1997            1996
                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           660,193        $127,488
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for loan losses                            8,825           4,190
     Equity in loss of limited partnerships              89,100          60,000
     Amortization of net loan origination fees          (38,263)        (65,965)
     Net amortization (accretion) of investment
          securities' premiums and discounts              1,113           4,597
   Net amortization (accretion) of mortgage-
     backed securities and CMO premiums                       0             750
   Amortization of unearned compensation                 43,956         112,442
   Depreciation                                          23,706          18,960
   Origination of loans for sale                     (1,416,307)     (1,050,000)
   Proceeds from sale of loans                        1,416,307       1,050,000
   Change in:
     Interest receivable                                (57,997)        (59,244)
     Interest payable and other liabilities             971,054       1,713,018
     Cash value of insurance                            (48,793)       (179,787)
     Prepaid expense and other assets                   (27,297)        120,634
                                                  --------------   ------------

   Net cash provided by operating                     1,625,597       1,857,083
                                                  -------------    ------------
     activities

INVESTING ACTIVITIES
   Proceeds from maturity of investment
     securities available for sale                            0       1,000,000
   Purchase of investment securities
     held to maturity                                         0      (1,000,000)
   Proceeds from maturity of investment
     securities held to maturity                      1,610,000       4,962,246
   Payments on mortgage-backed securities               174,970         434,428
   Net change in loans                               (3,817,317)     (2,246,239)
   Proceeds from real estate owned sales                      0          30,722
   Purchases of premises and equipment                 (113,395)        (16,153)
   Death benefits received on life insurance            553,793         352,687
                                                  -------------    ------------

     Net cash provided (used) by investing
       activities                                    (1,591,949)      3,517,691
                                                  --------------   ------------

                                                    Three Months Ended
                                                      September 30,
                                                 1997                1996
                                               ------------------------------
FINANCING ACTIVITIES
   Net change in:
     Noninterest-bearing deposits, NOW
       passbook and money market savings
       accounts                                   322,812          (1,170,884)
     Certificates of deposit                   (1,513,645)         (1,422,409)
   Proceeds from FHLB advances                  5,656,000           1,500,000
   Repayment of FHLB advances                  (3,000,000)         (1,800,000)
   Net change in advances by borrowers for
     taxes and insurance                           76,606             (86,480)
   Proceeds from exercise of stock options         69,067              57,090
   Stock repurchases                                    0          (1,965,480)
   Dividends paid                                (390,268)           (368,328)
                                             -------------    ----------------

     Net cash provided (used) by
       financing activities                     1,220,572          (5,256,491)
                                             ------------     ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS         1,254,220             118,283

     Cash and Cash Equivalents,
       Beginning of Period                      3,622,739           7,520,323
                                             ------------     ---------------

     Cash and Cash Equivalents,
       End of Period                           $4,876,959          $7,638,606
                                             ============     ===============

ADDITIONAL CASH FLOWS AND
   SUPPLEMENTARY INFORMATION
   Interest paid                                 $911,814            $898,991
   Income tax paid                                153,139             250,879
   Loan balances transferred to real
     estate owned                                  69,694              59,141
   Loans to finance the sale of real
     estate owned                                       0              38,000

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments, comprising only normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 1997, results of operations for the three-month period ended September 30, 1997 and 1996, and cash flows for the three-month period ended September 30, 1997 and 1996.

NOTE B: Dividends and Earnings Per Share

On August 19, 1997, the Board of Directors declared a quarterly cash dividend of $.22 per share. This dividend was paid on September 15, 1997 to shareholders of record as of August 29, 1997.

The per share amounts were computed based on average common and common equivalent shares outstanding for the three-month period ended September 30, 1997 of 1,811,651. For the three month period ended September 30, 1996 average common and common equivalent shares outstanding amounted to 1,913,198.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The Company's total assets were $179.8 million at September 30, 1997 compared to $173.3 million at June 30, 1997. Cash and cash equivalents increased $1.3 million or 34.6%, and investment securities decreased $1.8 million or 22.4% from June 30, 1997 to September 30, 1997. Loans receivable were $151.8 million at September 30, 1997, an increase of $3.8 million, or 3.0%, from June 30, 1997. This increase is due, in part, to an origination of a $2.7 million long-term loan to a limited partnership described below.

 Investment in limited partnerships increased by $3.5 million at September 30, 1997 compared to June 30, 1997. This increase is related to another limited partnership agreement entered into by the Company on a low income multi-family housing project, which benefits the Company in the form of tax credits.

Deposits decreased to $120.6 million at September 30, 1997 compared to $121.8 million at June 30, 1997, a 1.0% decrease. This $1.2 million decrease represented a $300,000 increase in passbook and transaction accounts and an approximate $1.5 million decrease in certificate of deposit accounts. This decrease in total deposits results primarily from an outflow of existing accounts to different market alternatives.

Note payable was increased to $3.6 million at September 30, 1997. The note payable is for amounts due under a limited partnership agreement entered into by the Company on a low income multi-family housing project. This agreement calls for the Company to disburse $3.6 million, in the form of annual installments, over a ten-year period in exchange for tax credits.

Other liabilities increased from $4.0 million at June 30, 1997 to $5.0 million at September 30, 1997 as a result of normal operational increases. The increase consists primarily in an increase of $795,000 in accrued interest payable on deposits since a majority of the certificates of deposit compound semi-annually at June 30 and December 31.

Shareholders' equity was $39.5 million at September 30, 1997, compared to $39.1 million at June 30, 1997. This increase was primarily the result of the Company's earnings during the three months ended September 30, 1997. As of September 30, 1997, the Company was in the process of repurchasing an additional 5% of its outstanding shares. The current repurchase program was announced in May 1997 totaling 87,905 shares of which no shares had been repurchased by September 30, 1997, leaving the entire amount to be repurchased under the current program.

Net income amounted to $660,193 for the three months ended September 30, 1997. This amount represents a $532,705 increase from the earnings for the three-months ended September 30, 1996 of $127,488. Earnings for the three months ended September 30, 1996 included a FDIC special assessment for all institutions with SAIF- insured deposits, which amounted to $776,717 and is included in other expense. The after-tax effect on net income was $469,059 for the three months ended September 30, 1996. SAIF-insured institutions, like the Company, are also benefiting from a reduction of FDIC premiums beginning January 1, 1997, which should have a positive effect on earnings in future periods. For the three months ended September 30, 1997, the Bank made a provision of $8,825 for general loan losses compared to $4,190 in loss provisions for the same period in the prior year. Management continues to review its current portfolio to ensure that total loss reserves remain adequate.

In October 1997, the Company opened its second Grant County office at the new Wal-Mart SuperCenter in Marion, Indiana. The other branch office is located in Decatur, Indiana. This second Marion, Indiana location is a full-service branch and the area's first seven-day-a-week banking facility. The high volume shopping traffic and repeat weekly visits of customers, make this an attractive location to provide financial services. The new branch, operates approximately 57 hours per week with a staff of 6-7 individuals. The Company believes that the long-term prospects for growth from this new branch location are excellent.

Results of Operations Comparison of Three Months Ended September 30, 1997 and September 30, 1996

Net income for the three months ended September 30, 1997 was $660,193 compared with $127,488 for the three months ended September 30, 1996, an increase of $532,705. During the quarter ended September 30, 1996, net income includes expense of $469,059 after taxes for the FDIC special assessment. Interest income for the three months ended September 30, 1997 increased $1,178 or 0.03% compared to the same period in the prior year, while interest expense for the three months ended September 30, 1997 decreased $5,080 or 0.3% compared to the same period in the prior year. As a result, net interest income for the three months ended September 30, 1997 amounted to $1,723,138 an increase of $6,258 or 0.4% compared to the same period in the prior year.

A provision of $8,825 for losses on loans was made for the three months ended September 30, 1997 compared to a provision of $4,190 in the same period last year.

Total other income decreased by $152,787 for the three months ended September 30, 1997, compared to the same period in the prior year. This decrease was primarily attributed to the amount of death benefits received on key man insurance policies during the quarter ended September 30, 1996, compared to the quarter ended for 1997.

Total other expenses decreased by $1,107,637, for the three months ended September 30, 1997, compared to the same period in the prior year. Deposit insurance expense decreased $830,013 as the result of the special FDIC special assessment included in the prior year and a reduction in FDIC premiums. Salaries and employee benefits decreased $281,430, primarily as a result of the vesting of remaining shares under the RRP program and expense attributable to bringing other benefit programs up to 100% for a deceased director included for the period ended September 30, 1996.

Income tax expense for the three months ended September 30, 1997 amounted to $203,558 compared to income tax benefit of $220,210 for the three months ended September 30, 1996. The 1996 tax benefit resulted from the pre-tax operating loss created by the SAEF special assessment and low income housing tax credits from the limited partnership investment. The Company's effective tax rate for the three months ended September 30, 1997 was 23.6%.

Allowance for loan losses amounted to $2.0 million at September 30, 1997, which was unchanged from June 30, 1997 after adjusting for charge-offs and recoveries. Management considered the allowances for loan and real estate losses at September 30, 1997, to be adequate to cover estimated losses inherent in those portfolios at that date, and its consideration included probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, real estate owned, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table illustrates the changes affecting the allowance accounts for the three months ended September 30, 1997.

                                  Allowance For    Allowance For   Total
                                  Loan Losses      REO Losses      Allowances

Balances at July 1, 1997          $2,031,535           $0           $2,031,535
Provision for losses                   8,825            0                8,825
Recoveries                                 0            0                    0
Loans and REO charged off             (4,695)           0               (4,695)
                                  -----------        ----          -----------

Balances at September 30, 1997    $2,035,665           $0           $2,035,665

The loan loss reserves to total loans at September 30, 1997 equaled 1.32% of total loans outstanding, compared to 1.35% of total loans outstanding at June 30, 1997. Total nonperforming assets increased during the three months ended September 30, 1997, from $1.4 million at June 30, 1997 to $1.9 million at September 30, 1997. Non- performing assets at September 30, 1997 consisted of $1.9 million of loans delinquent greater than 90 days and $66,000 of other real estate owned.

Total non-performing loans totaled 1.23% of total loans outstanding at September 30, 1997 compared to .94% of total loans at June 30, 1997.

The following table further depicts the amounts and categories of the Bank's non-performing assets. It is the policy of the Bank that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                           September 30,        June 30,
                                              1997                1997
                                                (Dollars in Thousands)

Accruing loans delinquent
more than 90 days                            $   --               $   --
Non-accruing loans:
Residential                                   1,625                1,238
Multi-family                                     --                   --
Commercial                                      153                  139
Consumer                                        107                   34
Troubled debt restructurings                     --                   --
                                             ------               ------
Total non-performing loans                    1,885                1,411
Real estate owned, net                           66                    0
                                             ------               ------
Total nonperforming assets                   $1,951               $1,411
                                             ======               ======

Non-performing loans to
total loans                                    1.23%                 .94%
Non-performing assets to
total assets                                   1.08%                 .81%

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

                                                            Three Months Ended September 30
                                                           1997                        1996
                                                              (Dollars in thousands)

                                    Average                           Average   Average                          Average
                                    Balance          Interest          Rate     Balance          Interest          Rate
                                    -------          --------          ----     -------          --------          ----
Total interest-
         earnings assets             $164,550         $3,432           8.34%     $164,604         $3,431            8.34%
Total interest-
         bearing liabilities          130,149          1,709           5.25%      130,370          1,714            5.26%


Net interest income/
         interest rate spread                          1,723           3.09%                       1,717            3.08%
                                                     =======                                      =====


Financial Condition

Shareholders' equity at September 30, 1997 was $39,467,134, an increase of $401,315 or 1.0% from June 30, 1997. The Company's equity to asset ratio was 21.95% at September 30, 1997 compared to 22.54% at June 30, 1997. All fully phased-in capital requirements are currently met. The following table depicts the amounts and ratios of the Bank's capital as of September 30, 1997, under each of the three regulatory capital requirements (tangible, core, and fully phased-in risk based):

                                     Tangible         Core         Risk-Based
                                     Capital         Capital       Capital
                                              (Dollars in thousands)

Amount                              $ 35,595          $ 35,595      $37,078
As a percent of assets, as defined      20.3%             20.3%        31.4%
Required amount                        2,634             5,269        9,444
As a percent of assets, as defined       1.5%              3.0%         8.0%
Capital in excess of
   required amount                    32,961          $ 30,326      $27,634

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 5%, of which 1% must be comprised of short-term investments. At September 30, 1997, the Bank's liquidity ratio was 8.8% of which 4.5% was comprised of short-term investments.

Other

The  Securities  and  Exchange  Commission  maintains  a Web site that  contains reports, proxy information statements and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://www.sec.gov).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market interest rates or in the Company's interest rate sensitive instruments which would cause a material change in the market risk exposures which effect the quantitative and qualitative risk disclosures as presented in Item 7A of the Registrant's Annual Report on Form 10-K for the period ended June 30, 1997.

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings

Neither  the  Company  nor the Bank were  during the  three-month  period  ended
September 30, 1997, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage loans.

Item 6.           Exhibits and Reports on Form 8-K

a)       Exhibits

         3(1)     The  Articles  of   Incorporation   of  the   Registrant   are
                  incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 33-55052).

         3(2) The Code of By-Laws of the Registrant is incorporated by reference to Exhibit 3(2) to the Registration Statement on Form S-1 (Registration No. 33-55052).

         27       Financial Data Schedule

b)       Reports on Form 8-K

          The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

                                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MARION CAPITAL HOLDINGS, INC.



Date: November 11, 1997             By: /s/ John M. Dalton
                                        ------------------
                                             John M. Dalton, President



Date: November 11, 1997             By: /s/ Larry G. Phillips
                                        ---------------------
                                             Larry G. Phillips, Vice President,
                                             Secretary and Treasurer