Form 10-Q
period 1997-12-31
MARION CAPITAL HOLDINGS INC
filed 1998-02-17
CIK 894372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of February 11, 1998 was 1,781,661.

                          Marion Capital Holdings, Inc.

                                    Form 10-Q

                                      Index

                                                                        Page No.

Forward Looking Statements...................................................1

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements.............................................2

                  Consolidated Condensed Statement of
                  Financial Condition as of
                  December 31, 1997 and June 30, 1997........................2

                  Consolidated Condensed Statement of
                  Income for the three-month
                  and six-month periods ended
                  December 31, 1997 and 1996.................................3

                  Consolidated Condensed Statement of
                  Changes in Shareholders' Equity
                  for the six months ended December 31, 1997.................4

                  Consolidated Condensed Statement of
                  Cash Flows for the six months
                  ended December 31, 1997 and 1996...........................5

                  Notes to Consolidated Financial Statements.................7

Item 2.     Management's Discussion and Analysis of
                  Financial Condition and
                  Results of Operations......................................8

Item 3.     Quantitative and Qualitative
                  Disclosures About Market Risk.............................14

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings...............................................17

Item 6.     Exhibits and Reports on Form 8-K................................17

SIGNATURES..................................................................18

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

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                                      December 31,                  June 30,
                                                                          1997                        1997
                                                               --------------------------- ---------------------------
ASSETS
   Cash                                                                 $3,730,125                  $2,328,605
   Short-term interest bearing deposits                                  7,699,884                   1,294,134
                                                                  ----------------            ----------------
     Total cash and cash equivalents                                    11,430,009                   3,622,739
   Investment securities available for sale                              3,041,450                   2,997,500




   Investment securities held to maturity
     (market value $3,014,591 and $4,824,464)                            3,021,192                   4,847,519
   Loans receivable, net                                               155,203,638                 148,030,991
   Real estate owned, net                                                  805,648                           0
   Premises and equipment                                                1,951,435                   1,520,381
   Stock in Federal Home Loan Bank (at cost
     which approximates market)                                          1,047,300                   1,047,300
   Investment in limited partnerships                                    4,928,175                   1,448,869
   Core deposit intangibles and goodwill                                   856,693                           0
   Other assets                                                          9,568,833                   9,788,410
                                                                  ----------------            ----------------
   Total assets                                                       $191,854,373                $173,303,709
                                                                  ================            ================

LIABILITIES
   Deposits                                                           $133,641,622                $121,770,013
   Advances from FHLB                                                   10,689,069                   8,228,976
   Note payable                                                          3,604,406                           0
   Advances by borrowers for taxes and
     insurance                                                             182,289                     223,520
   Other liabilities                                                     3,868,039                   4,015,381
                                                                  ----------------            ----------------
     Total liabilities                                                 151,985,425                 134,237,890

SHAREHOLDERS' EQUITY
   Preferred Stock:
     Authorized and unissued--2,000,000 shares                                   0                           0
   Common stock, without par value:
     Authorized--5,000,000 shares
     Issued and outstanding--1,781,661 and
       1,768,099 shares                                                 10,337,778                  10,126,365
     Retained earnings                                                  29,550,819                  29,074,055
     Unrealized gain (loss) on securities available for sale                25,079                      (1,961)
     Unearned compensation                                                 (44,728)                   (132,640)
                                                                  -----------------           -----------------
       Total shareholders' equity                                       39,868,948                  39,065,819
                                                                  ----------------            ----------------
         Total liabilities and shareholders' equity                   $191,854,373                $173,303,709
                                                                  ================            ================

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                      Three Months Ended                       Six Months Ended
                                                         December 31,                            December 31,
                                               ---------------------------------        --------------------------------
                                                   1997                 1996                1997                1996
                                               ------------         ------------        ------------        ------------
Interest Income
   Loans                                        $ 3,380,286          $ 3,202,867          $6,638,386          $6,386,241
   Mortgage-backed securities                           392               11,202               2,334              27,889
   Interest-bearing deposits                         62,621               69,794             121,048             142,337
   Investment securities                             86,688              127,295             178,770             266,339
   Other interest and dividend
        income                                       21,118               19,504              42,896              39,007
                                                     ------               ------              ------              ------
     Total interest income                        3,551,105            3,430,662           6,983,434           6,861,813

Interest expense
   Deposits                                       1,588,499            1,574,216           3,150,765           3,188,454
   Advances from FHLB                               167,537              109,064             314,462             209,097
                                                    -------              -------             -------             -------
     Total interest expense                       1,756,036            1,683,280           3,465,227           3,397,551
                                                  ---------            ---------           ---------           ---------
Net interest income                               1,795,069            1,747,382           3,518,207           3,464,262
   Provision for losses on loans                      6,729                5,759              15,554               9,949
                                                      -----                -----              ------               -----
Net interest income after
   provision for losses on loans                  1,788,340            1,741,623           3,502,653           3,454,313
                                                  ---------            ---------           ---------           ---------
Other income
   Net loan servicing fees                           19,467               22,886              39,038              45,093
   Annuity and other commissions                     29,562               45,387              67,459              89,903
   Equity in losses of limited
     partnerships                                  (36,000)             (60,000)           (125,100)           (120,000)
   Gain on sale of other assets                           0               51,376                   0              51,376
   Life insurance income and death
     benefits                                        43,750               34,975              92,543             214,762
   Other income                                      42,171               19,120              77,325              37,712
                                                     ------               ------              ------              ------
     Total other income                              98,950              113,744             151,265             318,846
                                                     ------              -------             -------             -------
Other expenses
   Salaries and employee benefits                   637,059              607,915           1,221,020           1,473,306
   Occupancy expense                                 59,281               36,817             106,668              80,765
   Equipment expense                                 23,616               14,021              41,490              28,322
   Deposit insurance expense                         31,652               85,129              63,290             946,780
   Real estate operations, net                      131,713                2,881             130,780              10,991
   Data processing expense                           47,260               34,023              86,739              68,681
   Advertising                                       50,819               29,745              77,503              65,989
   Other expenses                                   193,407              145,602             350,194             291,813
                                                    -------              -------             -------             -------
     Total other expenses                         1,174,807              956,133           2,077,684           2,966,647
                                                  ---------              -------           ---------           ---------
Income before income taxes                          712,483              899,234           1,576,234             806,512
   Income tax expense                               209,865              236,015             413,423              15,805
                                                    -------              -------             -------              ------
Net income                                         $502,618             $663,219          $1,162,811            $790,707
                                                   ========             ========          ==========            ========
Per Share
   Basic earnings per share                          $ 0.28               $ 0.37              $ 0.66              $ 0.43
   Diluted earnings per share                        $ 0.28               $ 0.36              $ 0.64              $ 0.42
   Dividends                                         $ 0.22               $ 0.20              $ 0.44              $ 0.40

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                Unrealized Gain     Unearned            Total
                                          Common Stock         Retained           (Loss) on       Compensation      Shareholders'
                                      Shares         Amount    Earnings           Securities           RRP             Equity
                                   -------------------------------------------------------------------------------------------------
Balances, July 1, 1997             1,768,099    $10,126,365    $29,074,055          ($1,961)      ($132,640)         $39,065,819

Exercise of stock options             13,562        211,413                                                              211,413

Amortization of unearned
  compensation                                                                                       87,912               87,912

Net change in unrealized
  gain (loss) on
  securities available for sale                                                      27,040                               27,040

Net income for the six months
  ended December 31, 1997                                        1,162,811                                             1,162,811

Tax Benefit
   on compensation plans                                            96,186                                                96,186

Cash dividends                                                    (782,233)                                             (782,233)

Balances, December 31, 1997        1,781,661    $10,337,778    $29,550,819          $25,079        ($44,728)         $39,868,948
                                   =========    ===========    ===========          =======        ========          ===========


                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                                  Six Months Ended
                                                                     December 31,
                                                              ---------------------------
                                                                1997            1996
                                                              ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $1,162,811        $790,707
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for loan losses                                    15,554           9,949
     Equity in loss of limited partnerships                      125,100         120,000
     Amortization of net loan origination fees                   (98,561)       (131,683)
     Net amortization (accretion) of investment
          securities' premiums and discounts                       2,226          10,317
     Net amortization (accretion) of mortgage-
       backed securities and CMO premiums                              0             750
     Amortization of unearned compensation                        87,912         167,258
     Amortization of core deposits and goodwill                    9,018               0
     Depreciation                                                 50,127          39,021
     Deferred income tax                                         (13,582)       (147,260)
     Origination of loans for sale                            (2,844,192)     (3,696,650)
     Proceeds from sale of loans                               2,844,192       3,696,650
     Change in:
       Interest receivable                                       170,545         (50,796)
       Interest payable and other liabilities                   (147,342)        128,638
       Cash value of insurance                                   (92,543)       (214,762)
       Prepaid expense and other assets                           57,546          61,942
                                                              ----------     -----------

    Net cash provided by operating                             1,328,811         784,081
                                                              ----------     -----------
     activities

INVESTING ACTIVITIES
   Purchase of investment securities                                   0      (1,007,031)
     available for sale
   Proceeds from maturity of investment
     securities available for sale                                     0       1,000,000
   Purchase of investment securities
     held to maturity                                                  0      (3,000,000)
   Proceeds from maturity of investment
     securities held to maturity                               1,610,000       5,937,161
   Payments on mortgage-backed securities                        214,928         860,812
   Cash received in branch acquisition                        11,544,302               0
   Net change in loans                                        (7,900,288)     (3,385,417)
   Proceeds from real estate owned sales                               0          30,722
   Purchases of premises and equipment                          (481,181)        (85,117)
   Premiums paid on life insurance                                     0        (860,000)
   Death benefits received on life insurance                     553,793         352,687
                                                              ----------     -----------

     Net cash provided (used) by investing
       activities                                              5,541,554        (156,183)
                                                              ----------     ------------


                                                            Six Months Ended
                                                              December 31,
                                                        1997                1996
                                                    ------------         -----------
FINANCING ACTIVITIES
   Net change in:
     Noninterest-bearing deposits, NOW
       passbook and money market savings
       accounts                                       2,688,133            (473,687)
     Certificates of deposit                         (3,681,801)         (1,874,757)
   Proceeds from FHLB advances                        6,656,069           5,000,000
   Repayment of FHLB advances                        (4,195,907)         (3,008,084)
   Net change in advances by borrowers for
     taxes and insurance                                 41,231            (192,575)
   Proceeds from exercise of stock options              211,413              70,090
   Stock repurchases                                          0          (1,965,480)
   Dividends paid                                      (782,233)           (737,116)
                                                    ------------         -----------

     Net cash provided (used) by
       financing activities                             936,905          (3,181,609)
                                                    -----------          -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS               7,807,270          (2,553,711)

     Cash and Cash Equivalents,
       Beginning of Period                            3,622,739           7,520,323
                                                    -----------          ----------

     Cash and Cash Equivalents,
       End of Period                                $11,430,009          $4,966,612
                                                    ===========          ==========

ADDITIONAL CASH FLOWS AND
   SUPPLEMENTARY INFORMATION
   Interest paid                                     $3,417,949          $3,392,443
   Income tax paid                                      543,139             305,879
   Loan balances transferred to real
     estate owned                                       875,342              96,896
   Loans to finance the sale of real
     estate owned                                        68,500             210,000

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE A. Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Marion Capital Holdings, Inc. (the "Company") and its subsidiary First Federal Savings Bank of Marion (the "Bank").

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments, comprising only normal recurring accruals, necessary to present fairly the Company's financial position as of December 31, 1997, results of operations for the three month and six month periods ended December 31, 1997 and 1996, and cash flows for the six mouth periods ended December 31, 1997 and 1996.

NOTE B: Dividends and Earnings Per Share

On November 17, 1997, the Board of Directors declared a quarterly cash dividend of $.22 per share. This dividend was paid on December 15, 1997 to shareholders of record as of November 28, 1997.

Earnings per share (EPS) were computed as follows:


                                                    Six Months Ended                          Six Months Ended
                                                    December 31, 1997                         December 31, 1996
                                                    -----------------                         -----------------
                                                         Weighted                                 Weighted
                                                          Average     Per Share                    Average       Per Share
                                            Income        Shares       Amount        Income        Shares         Amount
                                            ------        ------       ------        ------        ------         ------
Basic earnings per share
   Income available to
     common shareholders                    $1,162,811    1,762,492     $     .66      $790,707     1,817,852     $     .43
                                                                        =========                                 =========
Effect of dilutive securities
   RRP program                                      --        3,435                          --         6,122
   Stock options                                    --       43,332                          --        47,368
                                        -----------------    ------                ------------        ------
Diluted earnings per share
   Income available to
     common shareholders and
     assumed conversions                    $1,162,811    1,809,259     $     .64      $790,707     1,871,342     $     .42
                                            ==========    =========     =========       =======     =========     =========


                                                   Three Months Ended                        Three Months Ended
                                                    December 31, 1997                         December 31, 1996
                                                    -----------------                         -----------------
                                                        Weighted                                   Weighted
                                                         Average      Per Share                     Average      Per Share
                                           Income        Shares        Amount        Income         Shares        Amount
                                           ------        ------        ------        ------         ------        ------
Basic earnings per share
   Income available to common
     shareholders                            $502,618     1,766,427     $     .28      $663,219     1,811,757     $     .37
                                                                        =========                                 =========
Effect of dilutive securities
   RRP program                                     --         3,702                          --         6,071
   Stock options                                    --       44,000                          --        46,827
                                        --------------       ------               -------------        ------
Diluted earnings per share
   Income available to common
     shareholders and assumed
     conversions                             $502,618     1,814,129     $     .28      $663,219     1,864,655     $     .36
                                             ========     =========     =========       =======     =========     =========


Item. 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The Company's total assets were $191.9 million at December 31, 1997 compared to $173.3 million at June 30, 1997. Cash and cash equivalents increased $7.8 million and investment securities decreased $1.8 million or 22.7% from June 30, 1997 to December 31, 1997. Loans receivable were $155.2 million at December 31, 1997, an increase of $7.2 million, or 4.9%, from June 30, 1997. This increase is due in part to an origination of a $2.7 million loan to a limited partnership described below. Real estate owned increased to $805,648 at December 31, 1997, as the Company accepted a deed in lieu of foreclosure on a nursing home property. The Company has operated the home since acquiring it in October 1997 and has entered into an agreement to sell the property subsequent to December 31, 1997.

Investment in limited partnerships increased by $3.5 million at December 31, 1997 compared to June 30, 1997. This increase is related to another limited partnership agreement entered into by the Company on a low income multi-family housing project, which benefits the Company in the form of tax credits.

 Deposits increased to $133.6 million at December 31, 1997 compared to $121.8 million at June 30, 1997, a 9.8% increase. This $11.9 million increase represented a $7,132,000 increase in passbook and transaction accounts and an approximate $4,740,000 increase in certificate of deposit accounts. This increase in total deposits results primarily from the acquisition of a new branch in Gas City, Indiana from NBD First Chicago Bank. The branch was acquired on December 5, 1997 and deposits, net of public funds, amounted to $11 million on that date.

Note payable was increased to $3.6 million at December 31, 1997. The note payable is for amounts due under a limited partnership agreement entered into by the Company on a low income multi-family housing project. This agreement calls for the Company to disburse $3.6 million, in the form of annual installments, over a ten-year period in exchange for tax credits.

Other liabilities decreased from $4.0 million at June 30, 1997 to $3.9 million at December 31, 1997 as a result of normal operational decreases.

In October 1997, the Company opened its second Grant County office at the new Wal-Mart SuperCenter in Marion, Indiana The other branch office is located in Decatur, Indiana. This second Marion, Indiana location is a full-service branch and the area's first seven-day-a-week banking facility. The high volume shopping traffic and repeat weekly visits of customers, makes this an attractive location to provide financial services. The new branch, operates approximately 57 hours per week with a staff of 6-7 individuals. The Company believes that the long-term prospects for growth from this new branch location are excellent.

On December 5, 1997, the Company acquired a new branch in Gas City, Indiana from NBD First Chicago Bank. Deposits were acquired at a premium of $865,710, as well as the branch facilities and equipment. Existing staff was also retained. The deposits amounted to $11,015,017, net of public funds. The Gas City market, which is approximately eight miles from our main office location, has the Company's second largest existing customer base prior to the acquisition; so in addition to acquiring new customers, we can now better serve our existing customer base.

Shareholders' equity was $39.9 million at December 31, 1997, compared to $39.1 million at June 30, 1997. As of December 31, 1997, the Company was in the process of repurchasing an additional 5% of its outstanding shares. The current repurchase program was announced in May 1997, totaling 87,905 shares of which no shares had been repurchased by December 31, 1997, leaving the entire amount to be repurchased under the current program.

Net income for the six months ended December 31, 1997 of $1,162,811 represents a 47.1% increase in income reported for the same period in the prior year. Earnings for the six months ended December 31, 1996 included a FDIC special assessment for all institutions with SAIF-insured deposits. This assessment amounted to $776,717 and is included in deposit insurance expense for the six months ended December 31, 1996. The after-tax effect on net income was $469,059 for the six months ended December 31, 1997. SAIF-insured institutions, like the Company, are also benefiting from a reduction of FDIC premiums beginning January 1, 1997.

For the six months ended December 31, 1997, the Bank made a provision of $15,554 for general loan losses compared to $9,949 in loss provisions for the same period in the prior year. Management continues to review its current portfolio to ensure that total loss reserves remain adequate.

Results of Operations Comparison of Three Months Ended December 31. 1997 and December 31,1996

Net interest income for the quarter ended December 31, 1997, equaled $1,795,069, an increase of 2.7% over the quarter ended December 31, 1996 of $1,747,382. Net income for the three months ended December 31, 1997 of $502,618 was a 24.2% decrease from the three months ended December 31, 1996 of $663,219. A significant portion of the decrease in net income is related to an increase in real estate operations expense and start-up expenses related to two new branch facilities. The Company acquired a nursing home by voluntary dead in lieu of foreclosure during the quarter ended December 31, 1997. As a result, the Company incurred additional expenses to maintain the continued operations of the facilities, since the cash flow from the nursing home was insufficient to meet all expenses. These expenses had an after tax effect of approximately $80,000 for the three months ended December 31, 1997. An offer to purchase was received and accepted subsequent to December 31, 1997 which should result in no further significant loss to the Company. Also during the quarter, the company incurred start-up expenses for its new branch in Wal-Mart, which opened in October 1997, and in the acquisition of the Gas City Branch in December 1997.

A provision of $6,729 for losses on loans was made for the three months ended December 31, 1997, compared to a $5,759 provision in the same period last year.

Total other income decreased by $14,794 for the three months ended December 31, 1997, compared to the same period in the prior year. This decrease was attributed to a gain on the sale of other assets of $51,376 for the three-month period ended December 31, 1996.

Total other expenses increased by $218,674, or 22.9% for the three months ended December 31, 1997, compared to the same period in the prior year. Real estate operations expense increased $128,832 as the result of operating the nursing home described above. Occupancy expense, equipment expense and data processing expense increased as the result of adding the two new branch locations. Certain of these expenses can be attributed to one-time start-up costs, and not recurring expenses. Other expense increases were normal operational increases.

Income tax expense for the three months ended December 31, 1997 amounted to $209,865, a decrease of $26,150 over the three months ended December 31, 1996, as the result of decreased income. The Company's effective tax rate for the three months ended December 31, 1997 was 29.5% compared to 26.3% for the comparable period in 1996.

Results of Operations Comparison of Six Months Ended December 31, 1997 and December 31, 1996.

Net income for the six months ended December 31, 1997 was $1,162,811 compared with $790,707 for the six months ended December 31,1996, an increase of $372,104 or 47.1%. Net income for the six months ended December 31, 1996, included the FDIC special assessment previously described. Interest income for the six months ended December 31, 1997 increased $121,621 or 1. 8% compared to the same period in the prior year, while interest expense for the six months ended December 31,

1997 increased $67,676 or 2.0% compared to the same period in the prior year. As a result, net interest income for the six months ended December 31, 1997 amounted to $3,518,207, an increase of $53,945 or 1.4% compared to the same period in the prior year.

A $15,554 provision for loss on loans for the six months ended December 31, 1997 was made compared to $9,949 provision reported in the same period last year.

Total other income decreased by $167,581 for the six months ended December 31, 1997, compared to the same period in the prior year. The prior year period included a significant amount of death benefits received on key man insurance policies. Annuity and security product sales commissions were down $22,444, or 25.0% for the six months ended December 31, 1997, compared to the same period in the prior year.

Total other expenses decreased by $888,963 or 30.0% for the six months ended December 31, 1997, compared to the same period in the prior year. The FDIC special assessment amounts for $776,717 of the decrease. Salaries and employee benefits decreased $252,286, or 17.1%, primarily as a result of inclusion of expense for the vesting of remaining shares under the RRP program of a deceased director in the prior period. Real estate operation expense increased by $119,789 for the six months ended December 31, 1997, compared to the same period in the prior year as a result of operating the nursing home property discussed above. Other expense increases were normal operational increases and increased expenses attributed to start-up costs for the two new branch offices opened in October and December of 1997.

Income tax expense for the six months ended December 31, 1997, amounted to $413,423, an increase of $397,618 from the six months ended December 31,1996 as a result of increased income before income taxes.

Allowance for loan losses amounted to $2.0 million at December 31, 1997, which was unchanged from June 30, 1997 after adjusting for charge-offs and recoveries. Management considered the allowances for loan and real estate losses at December 31, 1997, to be adequate to cover estimated losses inherent in those portfolios at that date, and its consideration included probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, real estate owned, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table illustrates the changes affecting the allowance accounts for the six months ended December 31, 1997.

                                  Allowance For     Allowance For      Total
                                   Loan Losses       REO Losses      Allowances

Balances at July 1, 1997........     $2,031,535    $          0      $2,031,535
Provision for losses............         15,554             857          16,411
Recoveries......................              0               0               0
Loans and REO charged off.......         (4,694)           (857)         (5,551)
                                     ----------           -----      ----------

Balances at December 31, 1997...     $2,042,395    $          0      $2,042,395
                                     ==========    ============      ==========

The loan loss reserves to total loans at December 31, 1997 equaled 1.30% of total loans outstanding compared to 1.35% of total loans outstanding at June 30, 1997. Total non-performing assets increased during the six months ended December 31, 1997, from $1.4 million at June 30, 1997 to $2.8 million at December 31, 1997. Non-performing assets at December 31, 1997 consisted of $806,000 in real estate owned and loans delinquent greater than 90 days of $2.0 million.

Total non-performing loans totaled 1.24% of total loans outstanding at December 31, 1997 compared to .94% of total loans at June 30, 1997.

The following table further depicts the amounts and categories of the Bank's non-performing assets. It is the policy of the Bank that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.
                                           December 31,               June 30,
                                              1997                      1997
                                                  (Dollars in Thousands)

Accruing loans delinquent
         more than 90 days............     $     ---                $     ---
Non-accruing loans:
         Residential..................         1,746                    1,238
         Multi-family.................           ---                      ---
         Commercial...................           133                      139
         Consumer.....................            68                       34
Troubled debt restructurings..........           ---                      ---
                                            --------                 --------
         Total non-performing loans...         1,947                    1,411
Real estate owned, net................           806                        0
                                            --------                     ----
         Total non-performing assets..        $2,753                   $1,411
                                              ======                   ======

Non-performing loans to
         total loans, net.............         1.24%                     .94%
Non-performing assets to
         total assets.................         1.43%                     .81%

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

                                                           Three Months Ended December 31,
                                                   1997                                       1996
                                                               (Dollars in thousands)

                                    Average                       Average        Average                   Average
                                    Balance         Interest         Rate        Balance       Interest       Rate

Total interest-
   earnings assets..............    $167,954         $3,551          8.46%       $163,623        $3,430       8.39%
Total interest-
   bearing liabilities..........     134,199          1,756          5.23%        129,603         1,783       5.19%

Net interest income/
Interest Rate Spread............                      1,795          3.23%                        1,747       3.20%

                                                           Six Months Ended December 31,
                                                   1997                                       1996
                                                               (Dollars in thousands)

                                    Average                       Average        Average                   Average
                                    Balance         Interest         Rate        Balance       Interest       Rate

Total interest-
   earnings assets..............    $166,379         $6,983          8.39%       $164,215        $6,862       8.36%
Total interest-
   bearing liabilities..........     132,429          3,465          5.23%        129,242         3,398       5.26%

Net interest income/
Interest Rate Spread............                      3,518          3.16%                        3,464       3.10%


Financial Condition

Shareholders' equity at December 31, 1997 was $39,868,948, an increase of $803,129 or 2.1% from June 30,1997. The Company's equity to asset ratio was 20.78% at December 31, 1997 compared to 22.54% at June 30, 1997. All fully phased-in capital requirements are currently met. The following table depicts the amounts and ratios of the Bank's capital as of December 31, 1997, under each of the three regulatory capital requirements (tangible, core, and fully phased-in risk based):

                                                     Tangible               Core                Risk-Based
                                                      Capital              Capital                Capital
                                                                      (Dollars in thousands)

Amount...........................................      $35,357              $ 35,357                $36,948
As a percent of assets, as defined...............        18.9%                 18.9%                  29.1%
Required amount..................................        2,806                 5,612                 10,145
As a percent of assets, as defined...............         1.5%                  3.0%                   8.0%
Capital in excess of
    required amount..............................     $ 32,551              $ 29,745               $ 26,803

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 5%, of which 1%must be comprised of short-term investments. At December 31, 1997, the Bank's liquidity ratio was 14.3% of which 9.71% was comprised of short-term investments.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://www.sec.gov).

Year 2000

Based on a preliminary study, the Company expects to spend approximately $25,000 to $50,000 from 1998 through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expended over the next three years to have a material effect on its financial position or results of operations. The amount expensed in 1997 was immaterial.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits with short- and medium-term maturities, mature or reprice at different rates than our interest-earning assets. Although having liabilities that mature or reprice less frequently on average than assets will be beneficial in times of rising interest rates, such an asset liability structure will result in lower net income during periods of declining interest rates, unless offset by other factors.

The Bank protects against problems arising in a falling interest rate environment by requiring interest rate minimums on its residential and commercial real estate adjustable-rate mortgages and against problems arising in a rising interest rate environment by having in excess of 89% of its mortgage loans with adjustable rate features. Management believes that these minimums, which establish floors below which the loan interest rate cannot decline, will continue to reduce its interest rate vulnerability in a declining interest rate environment For the loans which do not adjust because of the interest rate minimums, there is an increased risk of prepayment.

The Bank believes it is critical to manage the relationship between interest rates and the effect on its net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. The Bank manages assets and liabilities within the context of the marketplace, regulatory limitations, and within its units on the amount of change in NPV which is acceptable given certain interest rate changes.

The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the relates "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. As the Bank does not meet either of these requirements, it is not required to file Schedule CMR, but it does so voluntarily. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal." The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease
(whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

Presented below, as of September 30, 1997, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At September 30, 1997, 2% of the present value of the Bank's assets was approximately $3.6 million. Because the interest rate risk of a 200 basis point decrease in market rates (which was greater than the interest rate risk of a 200 basis point increase) was $1.0 million at September 30, 1997, the Bank would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS's reporting requirements under this methodology.

This data is presented as of September 30, 1997 since data from the most recent quarter (December 31, 1997) is not yet available from the OTS. Management believes there has been no significant change in the interest rate risk measures since September 30, 1997.

                           Net Portfolio Value                                  NPV as % of PV of Assets
Change
in Rates          $ Amount          $ Change         % Change             NPV Ratio              Change
-------------------------------------------------------------------------------------------------------

+400 bp               37,169          -2,946               -7%                 21.63%               -59 bp

+300 bp               38,585          -1,530               -4%                 22.09%               -13 bp

+200 bp               39,664           - 451               -1%                 22.39%               +17 bp

+100 bp               40,208              93                0%                 22.45%               +23 bp

0 bp                  40,115                                                   22.22%

-100bp                39,470           - 656               -2%                 21.75%               -47 bp

-200 bp               39,092          -1,023               -3%                 21.40%               -82 bp

-300 bp               39,139            -976               -2%                 21.22%              -100 bp

-400 bp               39,418            -697               -2%                 21.15%              -107 bp


As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Most of the Bank's adjustable-rate loans have interest rate levels of 6.00% for residential loans and 9.00% for commercial real estate loans. Currently, originations of residential adjustable-rate-mortgages have interest rate minimums of 6.00%. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase, although the bank does underwrite these mortgages at approximately 4.0% above the origination rate. The Company considers all of these factors in monitoring its exposure to interest rate risk.

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings

Neither the Company nor the Bank were during the six-month period ended December 31, 1997, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage loans.

Item 4.           Submission of Matters to Vote of Security Holders

On October 9, 1997, the Company held its annual meeting of shareholders, at which time matters submitted to a vote of the shareholders included the election of two Company directors and the approval and ratification of the appointment of Geo. S. Olive & Co., LLC as auditors for the fiscal year ending June 30, 1998.

Both director nominees were elected and the appointment of auditors was approved and ratified by a majority of the 1,773,356 issued and outstanding share votes. A tabulation of votes cast as to each matter submitted to shareholders is presented below:

                                                                        Broker
Director Nominees             For             Against     Abstain     Non-Votes
-----------------             ---             -------     -------     ---------
Jon R. Marler                 1,537,251        34,521           0         0
Jerry D. McVicker             1,551,471        20,301           0         0
Other Matters
-------------
Approval and Ratification
of Auditors                   1,558,706        10,519       2,547         0

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

          27   Financial Data Schedule (filed electronically)

b)       Reports on Form 8-K

          The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MARION CAPITAL HOLDINGS, INC.



Date: February 13, 1998               By:  /s/ John M. Dalton
                                           ---------------------------------
                                           John M. Dalton, President



Date: February 13, 1998              By:   /s/ Larry G. Phillips
                                           ----------------------------------
                                           Larry G. Phillips, Vice President,
                                           Secretary and Treasurer