Form 10-Q
period 1998-03-31
MARION CAPITAL HOLDINGS INC
filed 1998-05-12
CIK 894372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

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

The number of shares of the Registrant's common stock, without par value, outstanding as of May 4, 1998 was 1,747,843.

                          Marion Capital Holdings, Inc.

                                    Form 10-Q

                                      Index

                                                                        Page No.

Forward Looking Statements.................................................1

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements............................................2

                 Consolidated Condensed Statement of
                 Financial Condition as of
                 March 31, 1998 and June 30, 1997..........................2

                 Consolidated Condensed Statement of Income
                 for the three-month and nine-month periods
                 ended March 31, 1998 and 1997.............................3

                 Consolidated Condensed Statement of Changes
                 in Shareholders' Equity
                 for the nine months ended March 31, 1998..................4

                 Consolidated Condensed Statement of
                 Cash Flows for the nine months
                 ended March 31, 1998 and 1997.............................5

                 Notes to Consolidated Financial Statements................7

Item 2.    Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations.....................................8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....16

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings..............................................18

Item 6.    Exhibits and Reports on Form 8-K...............................18

SIGNATURES................................................................19

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

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                                        March 31,                   June 30,
                                                                          1998                        1997
                                                                  -----------------           ----------------
ASSETS
   Cash                                                                 $3,175,854                  $2,328,605
   Short-term interest bearing deposits                                  5,782,853                   1,294,134
                                                                  ----------------            ----------------
     Total cash and cash equivalents                                     8,958,707                   3,622,739
   Investment securities available for sale                              3,045,000                   2,997,500
   Investment securities held to maturity
     (market value $2,009,210 and $4,824,464)                            2,015,782                   4,847,519
   Loans receivable, net                                               160,049,761                 148,030,991
   Real estate owned, net                                                  184,734                           0
   Premises and equipment                                                1,892,563                   1,520,381
   Stock in Federal Home Loan Bank (at cost
     which approximates market)                                          1,047,300                   1,047,300
   Investment in limited partnerships                                    4,935,675                   1,448,869
   Core deposit intangibles and goodwill                                   829,639                           0
   Other assets                                                          9,572,443                   9,788,410
                                                                  ----------------            ----------------
   Total assets                                                       $192,531,604                $173,303,709
                                                                  ================            ================

LIABILITIES
   Deposits                                                           $133,310,809                $121,770,013
   Advances from FHLB                                                   10,689,069                   8,228,976
   Note payable                                                          3,634,406                           0
   Advances by borrowers for taxes and
     insurance                                                             375,645                     223,520
   Other liabilities                                                     4,956,258                   4,015,381
                                                                  ----------------            ----------------
     Total liabilities                                                 152,966,187                 134,237,890

SHAREHOLDERS' EQUITY
   Preferred Stock:
     Authorized and unissued--2,000,000 shares                                   0                           0
   Common stock, without par value:
     Authorized--5,000,000 shares
     Issued and outstanding--1,773,892 and
       1,768,099 shares                                                  9,863,818                  10,126,365
     Retained earnings                                                  29,677,127                  29,074,055
     Unrealized gain (loss) on securities available for sale                32,572                      (1,961)
     Unearned compensation                                                  (8,100)                   (132,640)
                                                                  -----------------           -----------------
       Total shareholders' equity                                       39,565,417                  39,065,819
                                                                  ----------------            ----------------
         Total liabilities and shareholders' equity                   $192,531,604                $173,303,709
                                                                  ================            ================

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                             Three Months Ended                 Nine Months Ended
                                                  March 31,                          March 31,
                                       ------------------------------      ------------------------------
                                           1998              1997              1998              1997
                                       ------------      ------------      ------------      ------------
Interest Income
   Loans                               $  3,400,099      $  3,243,805      $ 10,038,485      $  9,630,046
   Mortgage-backed securities                   171             7,151             2,505            35,040
   Interest-bearing deposits                111,262            74,853           232,310           217,190
   Investment securities                     77,947           110,488           256,717           376,827
   Other interest and dividend
        income                               20,659            19,131            63,555            58,138
                                       ------------      ------------      ------------      ------------
     Total interest income                3,610,138         3,455,428        10,593,572        10,317,241

Interest expense
   Deposits                               1,640,979         1,532,083         4,791,744         4,720,537
   Advances from FHLB                       162,044           125,671           476,506           334,768
                                       ------------      ------------      ------------      ------------
     Total interest expense               1,803,023         1,657,754         5,268,250         5,055,305
                                       ------------      ------------      ------------      ------------
Net interest income                       1,807,115         1,797,674         5,325,322         5,261,936
   Provision for losses on loans              7,534            37,250            23,088            47,199
                                       ------------      ------------      ------------      ------------
Net interest income after
   provision for losses on loans          1,799,581         1,760,424         5,302,234         5,214,737
                                       ------------      ------------      ------------      ------------
Other income
   Net loan servicing fees                   19,566            21,988            58,604            67,081
   Annuity and other commissions             27,013            37,573            94,472           127,476
   Equity in losses of limited
     partnerships                           (22,500)          (60,000)         (147,600)         (180,000)
   Gain on sale of other assets                   0                 0                 0            51,376
   Life insurance income and death
     benefits                                41,251           325,575           133,794           540,337
   Other income                              53,568            21,663           130,893            59,375
                                       ------------      ------------      ------------      ------------
     Total other income                     118,898           346,799           270,163           665,645
                                       ------------      ------------      ------------      ------------
Other expenses
   Salaries and employee benefits           681,122           654,896         1,902,142         2,128,202
   Occupancy expense                         74,053            54,460           180,721           135,225
   Equipment expense                         27,731            16,576            69,221            44,898
   Deposit insurance expense                 33,119            16,849            96,409           963,629
   Real estate operations, net               85,592           (27,229)          216,372           (16,238)
   Data processing expense                   60,242            41,010           146,981           109,691
   Advertising                               27,944            46,871           105,447           112,860
   Other expenses                           218,598           182,512           568,792           474,325
                                       ------------      ------------      ------------      ------------
     Total other expenses                 1,208,401           985,945         3,286,085         3,952,592
                                       ------------      ------------      ------------      ------------
Income before income taxes                  710,078         1,121,278         2,286,312         1,927,790
   Income tax expense                       189,333           217,912           602,756           233,717
                                       ------------      ------------      ------------      ------------
Net income                             $    520,745      $    903,366      $  1,683,556      $  1,694,073
                                       ------------      ------------      ------------      ------------
Per Share
   Basic earnings per share            $       0.29      $       0.50      $       0.95      $       0.93
   Diluted earnings per share          $       0.29      $       0.48      $       0.93      $       0.91
   Dividends                           $       0.22      $       0.20      $       0.66      $       0.60

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                    Unrealized Gain      Unearned         Total
                                           Common Stock                Retained  (Loss) on Securities  Compensation   Shareholders'
                                       Shares          Amount          Earnings   Available for Sale        RRP          Equity
                                   -------------------------------------------------------------------------------------------------

Balances, July 1, 1997              1,768,099     $10,126,365      $29,074,055         ($1,961)        ($132,640)      $39,065,819

Exercise of stock options              24,793         238,453                                                              238,453

Repurchase of common stock            (19,000)       (501,000)

Amortization of unearned
  compensation                                                                                           124,540           124,540

Net change in unrealized
  gain (loss) on
  securities available
  for sale                                                                              34,533                              34,533

Net income for the nine months
  ended March 31, 1998                                               1,683,556                                           1,683,556

Tax benefit on compensation plans                                       96,186                                              96,186

Cash dividends                                                      (1,176,670)                                         (1,176,670)
                                   ----------      ----------      -----------         -------           -------       -----------
Balances, March 31, 1998            1,773,892      $9,863,818      $29,677,127         $32,572           ($8,100)      $39,565,417
                                   ==========      ==========      ===========         =======           ========      ===========

                                                                 4

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                          Nine Months Ended
                                                              March 31,
                                                    ------------------------------
                                                        1998              1997
                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                       $  1,683,556      $  1,694,073
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for loan losses                            23,088            47,199
     Provision for real estate owned losses                    0           (28,668)
     Equity in loss of limited partnerships              147,600           180,000
     Amortization of net loan origination fees          (136,567)         (204,957)
     Net amortization (accretion) of investment
          securities' premiums and discounts               2,957            14,388
     Net amortization (accretion) of mortgage-
       backed securities and CMO premiums                      0               750
     Amortization of unearned compensation               124,540           229,825
     Amortization of core deposits and goodwill           27,053                 0
     Depreciation                                         91,370            61,104
     Deferred income tax                                 (70,271)         (270,309)
     Origination of loans for sale                    (2,950,851)       (3,696,650)
     Proceeds from sale of loans                       2,950,851         3,696,650
     Change in:
       Interest receivable                              (162,349)              (98)
       Interest payable and other liabilities            940,877         1,119,137
       Cash value of insurance                          (133,793)         (540,337)
       Prepaid expense and other assets                  (27,887)         (113,332)
                                                    ------------      ------------

    Net cash provided by operating activities          2,510,174         2,188,775
                                                    ------------      ------------

INVESTING ACTIVITIES
   Purchase of investment securities                           0        (3,002,125)
     available for sale
   Proceeds from maturity of investment                        0         1,000,000
     securities available for sale
   Purchase of investment securities                           0        (3,000,000)
     held to maturity
   Proceeds from maturity of investment                2,610,000         9,937,161
     securities held to maturity
   Contribution to limited partnership                         0          (130,000)
   Payments on mortgage-backed securities                228,717         1,044,926
   Cash received in branch acquisition                11,544,302                 0
   Net change in loans                               (11,608,444)       (3,568,512)
   Proceeds from real estate owned sales                       0            30,722
   Purchases of premises and equipment                  (463,552)         (127,785)
   Premiums paid on life insurance                             0          (860,000)
   Death benefits received on life insurance             553,793         1,052,842
                                                    ------------      ------------

     Net cash provided by investing
       activities                                      2,864,816         2,377,229
                                                    ------------      ------------

                                                    Nine Months Ended
                                                         March 31,
                                               ----------------------------
                                                   1998             1997
                                               -----------      -----------
FINANCING ACTIVITIES
   Net change in:
     Noninterest-bearing deposits, NOW
       passbook and money market savings
       accounts                                  3,159,127       (1,092,860)
     Certificates of deposit                    (4,371,150)      (4,026,997)
   Proceeds from FHLB advances                   6,656,000        5,000,000
   Repayment of FHLB advances                   (4,195,907)      (3,008,084)
   Net change in advances by borrowers for
     taxes and insurance                           152,125          (33,025)
   Proceeds from exercise of stock options         238,453           73,090
   Stock repurchases                              (501,000)      (2,309,480)
   Dividends paid                               (1,176,670)      (1,105,965)
                                               -----------      -----------

     Net cash used by
       financing activities                        (39,022)      (6,503,321)
                                               -----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS          5,335,968       (1,937,317)

     Cash and Cash Equivalents,
       Beginning of Period                       3,622,739        7,520,323
                                               -----------      -----------

     Cash and Cash Equivalents,
       End of Period                           $ 8,958,707      $ 5,583,006
                                               ===========      ===========

ADDITIONAL CASH FLOWS AND
   SUPPLEMENTARY INFORMATION
   Interest paid                               $ 4,464,777      $ 4,253,247
   Income tax paid                                 596,139          470,879
   Loan balances transferred to real
     estate owned                                1,141,907          124,309
   Loans to finance the sale of real
     estate owned                                1,248,715          292,000

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments, comprising only normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 1998, results of operations for the three month and nine month periods ended March 31, 1998 and 1997, and cash flows for the nine month periods ended March 31, 1998 and 1997.

NOTE B:  Dividends and Earnings Per Share

On February 18, 1998, the Board of Directors declared a quarterly cash dividend of $.22 per share. This dividend was paid on March 13, 1998 to shareholders of record as of February 27, 1998.

Earnings per share (EPS) were computed as follows:

                                              Nine Months Ended                      Nine Months Ended
                                               March 31, 1998                         March 31, 1997
                              ---------------------------------------      ----------------------------------------

                                             Weighted                                   Weighted
                                             Average        Per Share                   Average          Per Share
                              Income         Shares         Amount         Income       Shares           Amount
                              ------         ------         ------         ------       ------           ------
Basic earnings per share
   Income available to
   common shareholders       $1,683,556       1,765,161    $    .95       $1,694,073     1,816,267     $    .93

Effect of dilutive securities
   RRP program                                    3,324                                      6,012
   Stock options                                 41,086                                     47,342
                                                 ------                                     ------

Diluted earnings per share
   Income available to
   common shareholders
   and assumed
   conversions               $1,683,556       1,809,571    $    .93       $1,694,073     1,869,621     $    .91
                              ---------       ---------    --------        ---------     ---------     --------


                                            Three Months Ended                  Three Months Ended
                                               March 31, 1998                      March 31, 1997
                              ---------------------------------------      ----------------------------------------
                                             Weighted                                   Weighted
                                             Average        Per Share                   Average          Per Share
                              Income         Shares         Amount         Income       Shares           Amount
                              ------         ------         ------         ------       ------           ------
Basic earnings per share
   Income available to
   common shareholders         $520,745       1,770,586    $    .29         $903,366     1,812,982     $    .50

Effect of dilutive securities
   RRP program                                    3,102                                      5,792
   Stock options                                 36,595                                     47,292
                                              ---------                                  ---------
Diluted earnings per share
   Income available to
   common shareholders
   and assumed
   conversions                 $520,745       1,810,283   $     .29         $903,366     1,866,066     $    .48
                                -------       ---------   ---------          -------     ---------     --------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The Company's total assets were $192.5 million at March 31, 1998 compared to $173.3 million at June 30, 1997. Cash and cash equivalents increased $5.3 million and investment securities decreased $2.8 million or 35.5% from June 30, 1997 to March 31, 1998. Loans receivable were $160.0 million at March 31, 1998, an increase of $12.0 million, or 8. 1%, from June 30, 1997. This increase is due in part to an origination of a $2.7 million loan to a limited partnership described below. Real estate owned increased to $184,734 at March 31, 1998. The Company held no real estate acquired by foreclosure at June 30, 1997.

Investment in limited partnerships increased by $3.5 million at March 31, 1998 compared to June 30, 1997. This increase is related to another limited partnership agreement entered into by the Company on a low income multi-family housing project, which benefits the Company in the form of tax credits.

Deposits increased to $133.3 million at March 31, 1998 compared to $121.8 million at June 30, 1997, a 9.5% increase. This $11.5 million increase represented a $7,603,000 increase in passbook and transaction accounts and an approximate $3,938,000 increase in certificate of deposit accounts. This increase in total deposits results primarily from the acquisition of a new branch in Gas City, Indiana from NBD First Chicago Bank. The branch was acquired on December 5, 1997 and deposits, net of public funds, amounted to $11 million on that date.

Note payable was increased to $3.6 million at March 31, 1998. The note payable is for amounts due under a limited partnership agreement entered into by the Company on a low income multi-family housing project. This agreement calls for the Company to disburse $3.6 million, in the form of annual installments, over a ten-year period in exchange for tax credits.

Other liabilities increased from $4.0 million at June 30, 1997 to $5.0 million at March 31, 1998 as a result of normal operational increases.

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

On December 5, 1997, the Company acquired a new branch in Gas City, Indiana, from NBD First Chicago Bank. Deposits were acquired at a premium of $865,710, as well as the branch facilities and equipment. Existing staff was also retained. The deposits amounted to $11,015,017, net of public funds. The Gas City market, which is approximately eight miles from our main office location, has the Company's second largest existing customer base prior to the acquisition; so in addition to acquiring new customers, we can now better serve our existing customer base.

Shareholders' equity was $39.6 million at March 31, 1998, compared to $39.1 million at June 30, 1997. As of March 31, 1998, the Company was in the process of repurchasing an additional 5% of its outstanding shares. The current repurchase program was announced in May 1997, totaling 87,905 shares of which 19,000 shares had been repurchased by March 31, 1998. An additional 26,900 shares have been repurchased subsequent to March 31, 1998.

Net income for the nine months ended March 31, 1998 of $1,683,556 represents a 0.6% decrease in income reported for the same period in the prior year of $1,694,073. Earnings for the nine months ended March 31, 1997 included a FDIC special assessment for all institutions with SAIF-insured deposits. This assessment amounted to $776,717 and is included in deposit insurance expense for the nine months ended March 31, 1997. The after-tax effect on net income was $469,059 for the nine months ended March 31, 1997. SAIF-insured institutions, like the Company, are also benefiting from a reduction of FDIC premiums beginning January 1, 1997. Earnings for the nine months ended March 31, 1998 reflected lower earnings than the earnings in the prior period due to the following three areas. First, during the nine months ended March 31, 1997, the Company received $283,000 additional income from key man life insurance proceeds. This income is not taxable to the company and, therefore, increased net income by $283,000 in the prior period. Second, during the nine months ended March 31, 1998, the Company experienced increased real estate operations expense as it operated a nursing home facility that it acquired by voluntary deed in lieu of foreclosure during the quarter ended December 31, 1997. The property was sold in February 1998, at a small gain, but the

Company incurred additional expense, prior to the sale, to maintain the continued operations of the facility, since the cash flow from the nursing home was insufficient to meet all operational expenses. Third, the Company has experienced increased operational expenses as the result of operating two additional branch locations established in the quarter ended December 31, 1997.

For the nine months ended March 31, 1998, the Bank made a provision of $23,088 for general loan losses compared to $47,199 in loss provisions for the same period in the prior year. Management continues to review its current portfolio to ensure that total loss reserves remain adequate.

Results of Operations Comparison of Three Months Ended March 31, 1998 and March 31, 1997

Net interest income for the quarter ended March 31, 1998, equaled $1,807,115, an increase of 0.5% over the quarter ended March 31, 1997 of $1,797,674. Net income for the three months ended March 31, 1998 of $502,745 was a 44.3% decrease from the three months ended March 31, 1997 of $903,366. The decrease in net income is primarily related to three areas. First, during the quarter ended March 31, 1997, the Company received $283,000 additional income from key man life insurance proceeds. This income is not taxable to the company and, therefore, increased net income by $283,000 in the prior period. Second, during the quarter ended March 31, 1998, the Company experienced real estate operations expense of $86,000 as it operated a nursing home facility that it acquired by voluntary deed in lieu of foreclosure during the quarter ended December 31, 1997. The property was sold in February 1998, at a small gain, but the Company incurred additional expense, prior to the sale, to maintain the continued operations of the facility, since the cash flow from the nursing home was insufficient to meet all operational expenses. The after-tax effect for the quarter ended March 31, 1998, of these additional expenses was approximately $51,600. Third, the Company has experienced increased operational expenses as the result of operating two additional branch locations established in the quarter ended December 31, 1997. Increase in operating expenses occurred in the following areas: salaries and employee benefits, occupancy expense, equipment expense, deposit insurance expense and data processing expenses. Expenses in these categories increased $92,500 for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. The-after tax-effect for the quarter ended March 31, 1998 amounts to approximately $55,500.

A provision of $7,534 for losses on loans was made for the three months ended March 31, 1998, compared to a $37,250 provision in the same period last year.

Total other income decreased by $227,901 for the three months ended March 31, 1998, compared to the same period in the prior year. This decrease was attributed to receiving $283,000 additional income from key man life insurance proceeds for the three-month period ended March 31, 1997.

Total other expenses increased by $222,456, or 22.6% for the three months ended March 31, 1998, compared to the same period in the prior year. Real estate operations expense increased $112,821 as the result of operating the nursing home described above. Occupancy expense, equipment expense and data processing expense increased as the result of adding the two new branch locations. Certain of these expenses can be attributed to one-time start-up costs, and not recurring expenses. Other expense increases were normal operational increases.

Income tax expense for the three months ended March 31, 1998 amounted to $189,333, a decrease of $28,579 over the three months ended March 31, 1997, as the result of decreased income. The Company's effective tax rate for the three months ended March 31, 1998 was 26.7% compared to 19.4% for the comparable period in 1997.

Results of Operations Comparison of Nine Months Ended March 31, 1998 and March 31, 1997

Net income for the nine months ended March 31, 1998 was $1,683,556 compared with $1,694,073 for the nine months ended March 31,1997, a decrease of $10,517 or 0.6%. Net income for the nine months ended March 31, 1997, included the FDIC special assessment previously described. Interest income for the nine months ended March 31, 1998 increased $276,331 or 2.7% compared to the same period in the prior year, while interest expense for the nine months ended March 31, 1998 increased $212,945 or 4.2% compared to the same period in the prior year. As a result, net interest income for the nine months ended March 31, 1998 amounted to $5,325,322, an increase of $63,386 or 1.2% compared to the same period in the prior year.

A $23,088 provision for loss on loans for the nine months ended March 31, 1998 was made compared to $47,199 provision reported in the same period last year.

Total other income decreased by $395,482 for the nine months ended March 31, 1998, compared to the same period in the prior year. The prior year period included $343,000 of death benefits received on key man insurance policies. Annuity and security product sales commissions were down $33,004, or 25.9% for the nine months ended March 31, 1998, compared to the same period in the prior year.

Total other expenses decreased by $666,507 or 16.9% for the nine months ended March 31, 1998, compared to the same period in the prior year. The FDIC special assessment accounts for $776,717 of the decrease. Salaries and employee benefits decreased $226,060, or 10.6%, primarily as a result of inclusion of expense for the vesting of remaining shares under the RRP program of a deceased director in the prior period. Real estate operation expense increased by $232,610 for the nine months ended March 31, 1998, compared to the same period in the prior year as a result of operating the nursing home property discussed above. Other expense increases were normal operational increases and increased expenses attributed to start-up costs for the two new branch offices opened in October and December of 1997.

Income tax expense for the nine months ended March 31, 1998, amounted to $602,756, an increase of $369,039 from the nine months ended March 31,1997 as a result of increased taxable income before income taxes.

Allowance for loan losses amounted to $2.0 million at March 31, 1998, which was unchanged from June 30, 1997 after adjusting for charge-offs and recoveries. Management considered the allowances for loan and real  estate  losses at March 31,  1998,  to be  adequate  to cover estimated losses inherent in those portfolios at that date, and its consideration included probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, real estate owned, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table illustrates the changes affecting the allowance accounts for the nine months ended March 31, 1998.

                                             Allowance for              Allowance for            Total
                                               Loan Losses               REO Losses            Allowances
                                               -----------               ----------            ----------
Balances at July 1, 1997..................      $2,031,535           $            0             $2,031,535
Provision for losses......................          23,088                      857                 23,945
Recoveries................................           8,218                   23,573                 31,731
Loans and REO charged off.................         (19,854)                    (857)               (20,711)
                                                ----------             -------------            -----------

Balances at March 31, 1998................      $2,042,987               $   23,512             $2,066,500
                                                ==========               ==========             ==========


The loan loss reserves to total loans at March 31, 1998 equaled 1.26% of total loans outstanding, compared to 1.35% of total loans outstanding at June 30, 1997. Total non-performing assets decreased during the nine months ended March 31, 1998, from $1.4 million at June 30, 1997 to $1.9 million at March 31, 1998. Non performing assets at March 31, 1998 consisted of $185,000 in real estate owned and loans delinquent greater than 90 days of $1.7 million.

Total non-performing loans totaled 1.07% of total loans outstanding at March 31, 1998 compared to .94% of total loans at June 30, 1997.

The following table further depicts the amounts and categories of the Bank's non-performing assets. It is the policy of the Bank that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                     March 31,   June 30,
                                      1998        1997
                                     ------      ------
                                   (Dollars in thousands)

Accruing loans delinquent
     more than 90 days .........     $   --      $   --
Non-accruing loans:
     Residential ...............      1,702       1,238
     Multi-family ..............         --          --

     Commercial ................          6         139
     Consumer ..................         27          34
Troubled debt restructurings ...         --          --
                                     ------      ------
     Total non-performing loans       1,735       1,411
Real estate owned, net .........        185           0
                                     ------      ------
     Total non-performing assets     $1,920      $1,411
                                     ======      ======

Non-performing loans to total
     loans, ....................       1.07%        .94%
Non-performing assets to
     total assets ..............       1.00%        .81%


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

                                                            Three Months Ended March 31
                                                  1998                                        1997
                                  --------------------------------------      -------------------------------------
                                                                 (Dollars in thousands)

                                  Average                        Average       Average                     Average
                                  Balance          Interest       Rate         Balance        Interest      Rate
                                  -------          --------       ----         -------        --------      ----
Total interest-
   earning assets                 $175,316           $3,610         8.24%      $163,696        $3,455         8.44%
Total interest-
   bearing liabilities             143,532            1,803         5.02%       129,952         1,658         5.10%
                                                     ------                                    ------
Net interest income/
Interest rate spread                                 $1,807        3.22%                       $1,797         3.34%
                                                     ======                                    ======

                                                             Nine Months Ended March 31
                                                  1998                                        1997
                                    -----------------------------------        ------------------------------------
                                                                  (Dollars in thousands)

                                  Average                        Average       Average                     Average
                                  Balance          Interest       Rate         Balance        Interest      Rate
                                  -------          --------       ----         -------        --------      ----
Total interest-
   earning assets                 $169,202          $10,593         8.35%      $164,107         $10,317     8.38%
Total interest-
   bearing liabilities             135,768            5,268         5.17%       129,931           5,055     5.19%
                                                    -------                                     -------
Net interest income/
Interest rate spread                                $ 5,325         3.18%                       $ 5,262     3.19%
                                                    =======                                     =======


Financial Condition

Shareholders' equity at March 31, 1998 was $39,565,417, an increase of $499,598 or 1.3% from June 30, 1997. The Company's equity to asset ratio was 20.55% at March 31, 1998 compared to 22.54% at June 30, 1997. All fully phased-in capital requirements are currently met. The following table depicts the amounts and ratios of the Bank's capital as of March 31, 1998 (in thousands) under each of the three regulatory capital requirements (tangible, core, and fully phased-in risk based):

                                  Tangible      Core       Risk-Based
                                  Capital      Capital       Capital
                                  -------      -------       -------

Amount ......................     $33,870      $33,870      $35,427
As a percent of assets, as
   defined ..................        18.5%        18.5%        28.6%
Required amount .............       2,745        5,490        9,925
As a percent of assets, as
  defined ...................         1.5%         3.0%         8.0%
Capital in excess of required
  amount ....................     $31,125      $28,380      $25,502


Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 5%, of which 1% must be comprised of short-term investments. At March 31, 1998, the Bank's liquidity ratio was 10.4% of which 7.5% was comprised of short-term investments.

Year 2000

Based on a preliminary study, the Company expects to spend approximately $25,000 to $50,000 from 1998 through 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Company does not expect the amounts required to be expensed over the next two-to-three year period to have a material effect on its financial position or results of operations. The amount expensed in 1997 was immaterial.

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

The Bank protects against problems arising in a falling interest rate environment by requiring interest rate minimums on its residential and commercial real estate adjustable-rate mortgages and against problems arising in a rising interest rate environment by having in excess of 85% of its mortgage loans with adjustable rate features. Management believes that these minimums, which establish floors below which the loan interest rate cannot decline, will continue to reduce its interest rate vulnerability in a declining interest rate environment. For the loans which do not adjust because of the interest rate minimums, there is an increased risk of prepayment.

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

The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the relates "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. As the Bank does not meet either of these requirements, it is not required to file Schedule CMR, although it does so voluntarily. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 70 of the present value of its assets.

Presented below, as of December 31, 1997, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At December 31, 1997,

2% of the present value of the Bank's assets was approximately $3.8 million. Because the interest rate risk of a 200 basis point decrease in market rates (which was greater than the interest rate risk of a 200 basis point increase) was $.9 million at December 31, 1997, the Bank would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS's reporting requirements under this methodology.

This data is presented as of December 31, 1997 since data from the most recent quarter (March 31, 1998) is not yet available from the OTS. Management believes there had been no significant change in the interest rate risk measures since December 31, 1997.


                            Net Portfolio Value                 NPV as % of PV of Assets
Change
in Rates       $ Amount          $ Change         % Change        NPV Ratio         Change
------------------------------------------------------------------------------------------
                                  (Dollars in Thousands)

+400 bp           37,389            -2,401             -6%            20.28%        -41 bp
+300 bp           38,724            -1,066             -3%            20.70%         -1 bp
+200 bp           39,686             - 103             -0%            20.96%        +27 bp
+100 bp           39,081               291             +1%            20.97%        +28 bp
   0 bp           39,790                                              20.69%
-100 bp           39,138             - 652             -2%            20.26%       - 43 bp
-200 bp           38,936             - 853             -2%            20.01%       - 68 bp
-300 bp           39,064             - 726             -2%            19.90%       - 79 bp
-400 bp           39,468             - 322             -1%            19.90%       - 79 bp

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


                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings

Neither the Company nor the Bank were during the quarter ended March 31, 1998, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage loans.

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

         27(1)    Financial Data Schedule for Period Ended March 31, 1998

         27(2)    Restated  Financial  Data  Schedule for Period Ended March 31,
                  1997

b)       Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MARION CAPITAL HOLDINGS, INC.



Date: May 7, 1998                        By: /s/ John M. Dalton
                                             -----------------------------------
                                             John M. Dalton, President



Date: May 7, 1998                        By: /s/ Larry G. Phillips
                                             -----------------------------------
                                             Larry G. Phillips, Vice President,
                                             Secretary and Treasurer