Form 10-K
period 1998-06-30
MARION CAPITAL HOLDINGS INC
filed 1998-09-24
CIK 894372

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1998
                                       or

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

The aggregate market value of the issuer's voting stock held by non-affiliates, as of August 21, 1998, was $37,268,072.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of August 21, 1998, was 1,638,157 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 1998 are incorporated into Part II. Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated into Part III.

                            Exhibit Index on Page 35
                               Page 1 of 36 Pages

                          MARION CAPITAL HOLDINGS, INC.
                                    Form 10-K
                                      INDEX


                                                                            Page
Forward Looking Statements..................................................  3

PART 1

Item 1.       Business......................................................  3
Item 2.       Properties.................................................... 32
Item 3.       Legal Proceedings............................................. 33
Item 4.       Submission of Matters to a Vote of Security Holders........... 33
Item 4.5.     Executive Officers of MCHI.................................... 33

PART II

Item 5.       Market for Registrant's Common Equity and Related
                  Stockholder Matters....................................... 33
Item 6.       Selected Consolidated Financial Data.......................... 34
Item 7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................... 34
Item 7A.      Quantitative and Qualtative Disclosures About Market Risk..... 34
Item 8.       Financial Statements and Supplementary Data................... 35
Item 9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................... 35

PART III

Item 10.      Directors and Executive Officers of the Registrant............ 35
Item 11.      Executive Compensation........................................ 35
Item 12.      Security Ownership of Certain Beneficial Owners
                  and Management............................................ 35
Item 13.      Certain Relationships and Related Transactions................ 35

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K............................................... 35
Signatures        .......................................................... 36

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Corporation (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Corporation. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

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

         The Bank offers a number of consumer and commercial financial services. These services include: (i) residential and commercial real estate loans; (ii) multi-family loans; (iii) construction loans; (iv) installment loans; (v) loans secured by deposits; (vi) auto loans; (vii) NOW accounts; (viii) consumer and commercial demand and time deposit accounts; (ix) individual retirement accounts; and (x) tax deferred annuities and mutual funds through its service corporation subsidiary, First Marion Service Corporation ("First Marion"). The Bank provides these services at four full-service offices, two in Marion, one in Decatur, Indiana and one in Gas City, Indiana. The Bank's market area for loans and deposits consists of Grant and surrounding counties and Adams County in Indiana. The Bank opened a branch office in the Marion Wal-Mart Supercenter in October, 1997 and acquired an NBD branch facility in Gas City, Indiana in December, 1997.

         The Company's primary source of revenue is interest income from the Bank's lending activities. The Bank's principal lending activity is the origination of conventional mortgage loans to enable borrowers to purchase or refinance one- to four-family residential real property. At June 30, 1998, 61.1% of the Company's total loan and mortgage-backed securities portfolio consisted of conventional mortgage loans on residential real property. These loans are generally secured by first mortgages on the property. Substantially all of the residential real estate loans originated by the Bank are secured by properties located in Grant and Adams Counties. The Bank also offers secured and unsecured consumer-related loans (including installment loans, loans secured by deposits, home equity loans, and auto loans). The Company has a significant commercial real estate portfolio, with a balance of $31.9 million at June 30, 1998, or 18.8% of total loans and mortgage-backed securities. The Bank also makes a limited number of construction loans, which constituted $7.3 million or 4.3% of the Company's total loans and mortgage-backed securities at June 30, 1998, and a limited number of commercial loans which are not secured by real estate.

         In the early 1980s most savings institutions' loan portfolios consisted of long-term fixed-rate loans which then carried low interest rates. At the same time, most savings associations had to pay competitive and high market interest rates in order to maintain deposits. This resulted in a "negative" interest spread. The Bank experienced these problems, but responded to them as changes in regulations over the period permitted, and has been quite successful in managing its interest rate risk. Among its strategies has been an emphasis on originating adjustable-rate mortgage loans ("ARMs") which permit the Bank to better match the interest it earns on mortgage loans with the interest it pays on deposits, with interest rate minimums. As of June 30, 1998, ARMs constituted 84.6% of the Company's total mortgage loan portfolio. Additionally, the Bank attempts to lengthen liability repricing by aggressively pricing longer term certificates of deposit during periods of relatively low interest rates and investing in intermediate-term or variable-rate investment securities.

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Company's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for possible loan losses and deferred net loan fees on loans.

                                                                      At June 30,
                                 --------------------------------------------------------------------------------------
                                     1998               1997             1996              1995              1994
                                 ---------------  ----------------  ---------------- ----------------  ----------------
                                         Percent           Percent           Percent          Percent           Percent
                                 Amount of Total  Amount  of Total  Amount  of Total Amount  of Total  Amount  of Total
                                 --------------------------------------------------------------------------------------
                                                                        (Dollars In Thousands)
TYPE OF LOAN
Mortgage loans:
   Residential..................$103,719  61.14% $ 97,017  63.33% $  87,106  58.26%$  81,651   56.21%$  76,573   55.72%
   Commercial real estate.......  31,857  18.78    31,122  20.31     36,170  24.19    35,937   24.74    35,003   25.47
   Multi-family.................  11,014   6.49    11,394   7.44     15,573  10.42    14,495    9.98    12,039    8.76
Construction:
   Residential..................   2,742   1.62     3,555   2.32      3,904   2.61     3,448    2.37     3,164    2.30
   Commercial real
     estate.....................   4,542   2.68     1,144    .75        506    .34     1,257     .87     1,159     .84
   Multi-family.................     ---     ---      ---    ---        584    .39     2,627    1.81     3,809   2.77
Consumer loans:
   Installment loans............   2,417   1.42     3,613   2.36      2,725   1.82     1,897    1.30     1,340     .98
   Loans secured by deposits....   1,027    .61       895    .58        883    .59       797     .55       822     .60
   Home equity loans............   2,496   1.47     1,376    .90        399    .27       405     .27       494     .36
   Auto loans...................   1,323    .78       325    .21        169    .11       120     .08       113     .08
   Home improvement loans.......     ---    ---       ---    ---        ---    ---       ---     ---         1     .00
   Education loans..............     ---    ---       ---    ---        ---    ---       ---     ---       ---     ---
Commercial loans................   8,511   5.01     2,525   1.65          7    .00         9     .01        14     .01
Mortgage-backed securities......       3    ---       237    .15      1,491   1.00     2,630    1.81     2,905    2.11
                                 ------- ------   ------- ------    ------- ------   -------  ------   -------  ------
   Gross loans receivable and
      mortgage-backed
      securities................$169,651 100.00% $153,203 100.00%  $149,517 100.00% $145,273  100.00% $137,436  100.00%
                                ======== ======  ======== ======   ======== ======  ========  ======  ========  ======
TYPE OF SECURITY
   Residential (1)..............$108,960  64.23% $102,185  66.70% $  92,888  62.13%$  88,109   60.65% $ 83,108   60.47%
   Commercial real estate.......  36,399  21.46    32,266  21.06     36,688  24.54    37,219   25.62    36,191   26.33
   Multi-family.................  11,014   6.49    11,394   7.44     16,157  10.81    17,122   11.79    15,848   11.53
   Autos........................   1,323    .78       325    .21        169    .11       120     .08       113     .08
   Deposits.....................   1,027    .61       895    .58        883    .59       797     .55       822     .60
   Other security...............   8,511   5.01     2,525   1.65          7    .00         9     .01        14     .01
   Unsecured....................   2,417   1.42     3,613   2.36      2,725   1.82     1,897    1.30     1,340     .98
                                 ------- ------   ------- ------    ------- ------   -------  ------   -------  ------
   Gross loans receivable and
        mortgage-backed
        securities.............. 169,651 100.00   153,203 100.00    149,517 100.00   145,273  100.00   137,436  100.00
                                 ------- ------   ------- ------    ------- ------   -------  ------   -------  ------
Deduct:
Allowance for possible losses
   on loans.....................   2,087   1.23     2,032   1.33      2,009   1.34     2,013    1.39     2,050    1.49
Deferred net loan fees..........     300    .18       277    .18        313    .21       303     .21       333     .24
Loans in process................   3,663   2.16     2,626   1.71      2,539   1.70     4,004    2.75     5,056    3.68
                                 ------- ------   ------- ------    ------- ------   -------  ------   -------  ------
   Net loans receivable
     including mortgage-backed
     securities.................$163,601  96.43% $148,268  96.78%  $144,656  96.75% $138,953   95.65% $129,997   94.59%
                                 ======= ======   ======= ======    ======= ======   =======  ======   =======  ======
Mortgage Loans
   Adjustable rate..............$130,100  84.55% $128,799  89.30%  $128,811  89.55  $120,496   86.43% $113,184   85.91%
   Fixed rate...................  23,774  15.45    15,433  10.70     15,032  10.45    18,919   13.57    18,563    14.09
                                 ------- ------   ------- ------    ------- ------   -------  ------   -------  ------
     Total......................$153,874 100.00% $144,232 100.00%  $143,843 100.00% $139,415  100.00% $131,747  100.00%
                                 ======= ======   ======= ======    ======= ======   =======  ======   =======  ======
-----------------

(1) Includes majority of mortgage-backed securities, home equity loans and home improvement loans.

     The following table sets forth certain information at June 30, 1998, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                                                Due During Years Ended June 30,
                                           -------------------------------------------------------------------------
                                Balance
                              Outstanding                                  2002     2004       2009          2014
                              At June 30,                                   to       to         to            and
                                 1998       1999      2000       2001      2003     2008       2013        following
                              --------------------------------------------------------------------------------------
                                                                (In Thousands)
Mortgage loans:
   Residential............    $106,461     $1,152      $102      $470     $1,954   $14,263    $34,526      $53,994
   Multi-family...........      11,014      1,098       ---       ---        162     2,165      5,549        2,040
   Commercial real
     estate...............      36,399      4,088       470       952        991     7,372     11,954       10,572
Consumer loans:
   Home improvement ......         ---        ---       ---       ---        ---       ---        ---          ---
   Home equity............       2,496         92         6       ---        ---       ---        ---        2,398
   Auto...................       1,323         54       105       307        817        40        ---          ---
   Installment............       2,417      1,089       207       189        616       242         74          ---
   Loans secured
     by deposits..........       1,027        663       320       ---         44       ---        ---          ---
Mortgage-backed
   securities ............         ---        ---       ---       ---        ---       ---        ---          ---
Commercial loans     .....       8,511      1,532       244       214        843     2,880      2,798          ---
                              --------     ------    ------    ------     ------   -------    -------      -------
   Total..................    $169,648     $9,768    $1,454    $2,132     $5,427   $26,962    $54,901      $69,004
                              ========     ======    ======    ======     ======   =======    =======      =======

      The following table sets forth, as of June 30, 1998, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable interest rates.

                                                                Due After June 30, 1999
                                                  -------------------------------------------------
                                                  Fixed Rates         Variable Rates          Total
                                                  -----------         --------------        --------
                                                                      (In Thousands)
Mortgage loans:
     Residential...............................    $12,233                $93,076           $105,309
Multi-family...................................        752                  9,164              9,916
     Commercial real estate....................      1,628                 30,683             32,311
Consumer loans:
     Home improvement .........................        ---                    ---                ---
     Home equity...............................          4                  2,400              2,404
     Auto......................................      1,269                    ---              1,269
     Installment...............................      1,328                    ---              1,328
     Loan secured by deposits..................        364                    ---                364
Mortgage-backed securities ...................         ---                    ---                ---
Commercial loans ..............................      5,677                  1,302              6,979
                                                   -------               --------           --------
     Total.....................................    $23,255               $136,625           $159,880
                                                   =======               ========           ========

         Residential Loans. Residential loans consist of one-to-four family loans. Approximately $103.7 million, or 61.1%, of the Company's portfolio of loans and mortgage-backed securities at June 30, 1998, consisted of one- to four-family mortgage loans, of which approximately 84.6% had adjustable rates. The Company is currently selling to the Federal Home Loan Mortgage Corporation (the "FHLMC") 95% of the principal balance on fixed rate loans originated with terms in excess of 15 years and retaining all of the servicing rights on these loans. The option to retain or sell fixed rate loans will be evaluated from time to time. During the year ended June 30, 1998, $1.4 million in loans were sold to FHLMC.

         The Bank originates fixed-rate loans with terms of up to 30 years. Some loans are originated in accordance with guidelines established by FHLMC to facilitate the sale of such loans to FHLMC in the secondary market. These loans amortize on a monthly basis with principal and interest due each month. As mentioned above, a few of these loans originated with terms in excess of 15 years, or annual interest rates below 8.5%, were sold to FHLMC promptly after they were originated. The Bank retained 5% of the principal balance of such sold loans as well as the servicing on all of such sold loans. At June 30, 1998, the Company had $12.2 million of fixed rate residential mortgage loans which were originated in prior years in its portfolio, none of which were held for sale.

         Most ARMs adjust on an annual basis, although the Bank currently offers a five-year ARM which has a fixed rate for five years, and a three-year ARM which has a fixed rate for three years. Both of these ARMs adjust annually after the initial period is over. Currently, the ARMs have an interest rate average minimum of 6.5% and average maximum of 13.5%. The interest rate adjustment for substantially all of the Bank's ARMs is indexed to the One-Year Treasury Constant Maturity Index. On new residential mortgage loans, the margin above such index currently is 2.75%. The Bank offers ARMs with maximum rate changes of 2% per adjustment, and an average of 6.5% over the life of the loan. Generally made for terms of up to 25 years, the Bank's ARMs are not made on terms that conform with the standard underwriting criteria of FHLMC or the Federal National Mortgage Association (the "FNMA"), thereby making resale of such loans difficult. To better protect the Company against rising interest rates, the Bank underwrites its residential ARMs based on the borrower's ability to repay the loan assuming a rate equal to approximately 4% above the initial rate payable if the loan remained constant during the loan term.

         Although the Bank's residential mortgage loans are generally amortized over a 25-year period, residential mortgage loans generally are paid off before maturity. Substantially all of the residential mortgage loans that the Bank has originated include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

         The Bank generally requires private mortgage insurance on all conventional residential single-family mortgage loans with loan-to-value ratios in excess of 90%. The Bank generally will not lend more than 95% of the lower of current cost or appraised value of a residential single family property. In July 1995, the Bank's wholly-owned subsidiary, First Marion, began a 100% financing program pursuant to which the Bank would originate an 80% loan-to-value first mortgage loan using its normal underwriting standard and First Marion would finance the remaining 20%. The second mortgage loan originated by First Marion is a fixed rate mortgage loan with an interest rate of 12% and a term not to exceed 15 years. At June 30, 1998, these loans amounted to $2.3 million.

         Residential mortgage loans in excess of $500,000 must be approved in advance by the Bank's Board of Directors. Such loans under that amount must be approved by the Bank's Loan Committee.

         At June 30, 1998, residential mortgage loans amounting to $1.5 million,
or  .9%  of  total  loans,   were  included  in   non-performing   assets.   See
"--Non-performing and Problem Assets."

         Commercial Real Estate Loans. At June 30, 1998, $31.9 million, or 18.8%, of the Company's total loan and mortgage-backed securities portfolio consisted of mortgage loans secured by commercial real estate. The properties securing these loans consist primarily of nursing homes, office buildings, hotels, churches, warehouses and shopping centers. The commercial real estate loans, substantially all adjustable rate, are made for terms not exceeding 25 years, and generally require an 80% or lower loan-to-value ratio. Some require balloon payments after 5, 10 or 15 years. A number of different indices, including the prime rate as announced by NBD Bank, Indianapolis, Indiana, are used as the interest rate index for these loans. The commercial real estate loans generally have minimum interest rates of 9% and maximum interest rates of 15%. Most of these loans adjust annually, but the Company has some 3-year and 5-year commercial real estate adjustable rate loans in its portfolio. The largest commercial real estate loan as of June 30, 1998, had a balance of $2.6 million.

         Because of certain credit problems it was experiencing in its commercial real estate and multi-family loan portfolio, the Bank has since the summer of 1991 limited the size of any commercial real estate or multi-family loan or participation originated or purchased to $500,000, wherever practicable. The Company held in its portfolio 22 commercial and multi-family real estate loans with balances in excess of $500,000 at June 30, 1998. The average loan balance for all such loans was $1.0 million. A significant proportion of the Company's commercial real estate loan portfolio consists of loans secured by nursing home properties. The balance of such loans totaled $13.2 million at June 30, 1998.

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

         Commercial real estate loans involve greater risk than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties and are generally larger. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. At June 30, 1998, the Company had classified no commercial real estate loans as substandard and $1.0 million as special mention.

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

         Multi-Family Loans. At June 30, 1998, $11.0 millon, or 6.5%, of the Company's total loan and mortgage-backed securities portfolio consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). All of the Company's multi-family loans are secured by apartment complexes located in Indiana or Ohio. The average balance of all such multi-family mortgage loans was $287,000 as of June 30, 1998. The largest such multi-family mortgage loan as of June 30, 1998, had a balance of $1.2 million. As with the Bank's commercial real estate loans, multi-family mortgage loans are substantially all adjustable-rate loans, are written for terms not exceeding 25 years, and require at least an 80% loan-to-value ratio. At June 30, 1998, the Company had $493,000 in loans secured by multi-family dwellings which were classified as substandard or included in non-performing assets and $3.1 million as special mention.

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

         At June 30, 1998, $7.3 million, or 4.3%, of the Company's total loan and mortgage-backed securities portfolio consisted of construction loans, of which approximately $2.7 million were residential construction loans and $4.6 million related to construction of commercial real estate projects. The largest construction loan on June 30, 1998, was $1.4 million. No construction loans were included in non-performing assets on that date.

         For most construction loans, the loan is actually a 25-year mortgage loan, but interest only is payable during the construction phase of the loan up to 18 months, and such interest is charged only on the money disbursed under the loan. After the construction phase (typically 6 to 12 months), regular mortgage loan payments of principal and interest are due. Appraisals for these loans are completed, subject to completion of building plans and specifications.
         Interest rates and fees vary for these loans. While construction is progressing, periodic inspections are performed for which the Bank assesses a fee.

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

         The Company's consumer loans, consisting primarily of installment loans, loans secured by deposits, and auto loans, aggregated $7.3 million as of June 30, 1998, or 4.3% of the Company's total loan and mortgage-backed securities portfolio. Although consumer loans are currently only a small portion of its lending business, the Bank consistently originates consumer loans to meet the needs of its customers, and the Bank intends to originate more such loans to assist in meeting its asset/liability management goals.

         The Bank makes installment loans of up to five years, which consisted of $2.4 million, or 1.4% of the Company's total loan and mortgage-backed securities portfolio at June 30, 1998. Loans secured by deposits, totaling $1.0 at June 30, 1998, are made up to 90% of the original account balance and accrue at a rate of 2% over the underlying certificate of deposit rate. Variable rate home equity loans of up to 10 years, secured by second mortgages on the underlying residential property totaled $2.5 million, or 1.5% of the Company's total loan and mortgage-backed securities portfolio at June 30, 1998. Automobile loans totaled only $1.3 million or .8% and are made at fixed rates for terms of up to five years depending on the age of the automobile and the loan-to-value ratio for the loan. The Bank does not make indirect automobile loans.

         Although consumer loans generally involve a higher level of risk than one- to four-family residential mortgage loans, their relatively higher yields and shorter terms to maturity are believed to be helpful in reducing the interest-rate risk of the loan portfolio. The Bank has thus far been successful in managing consumer loan risk. As of June 30, 1998, $18,000 of consumer loans were included in non-performing assets.

         Mortgage-Backed Securities. At June 30, 1998, the Company had $3,000 in mortgage-backed securities outstanding. The Company has purchased mortgage-backed securities in the past and will continue to consider them in the future as a means of investing available funds.

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

         Although the Bank currently has authority to lend anywhere in the United States, it has confined its loan origination activities primarily in Grant and contiguous counties and in Adams County. The Bank's loan originations are generated from referrals from builders, developers, real estate brokers and existing customers, newspaper, radio and periodical advertising, and walk-in customers. Loans are originated at either the main or branch offices. All loan applications are processed and underwritten at the Bank's main office.

         Under current federal law, a savings association generally may not make any loan or extend credit to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities under the 15% of capital limitation was $5.0 million at June 30, 1998.

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

         The Bank's Executive Committee approves all unsecured consumer loans greater than $15,000 and all secured consumer loans greater than $40,000. The Bank's Loan Committee approves all mortgage loans. Commercial real estate loans in excess of $500,000 and residential mortgage loans in excess of $500,000 must be approved in advance by the Bank's Board of Directors.

         The Bank applies consistent underwriting standards to the several types of consumer loans it makes to protect the Bank against the risks inherent in making such loans. Borrower character, credit history, net worth and underlying collateral are important considerations.

         The Bank has historically participated in the secondary market as a seller of 95% of the principal balance of its long-term fixed rate mortgage loans, as described above, although the Bank has recently begun retaining such loans in the Company's portfolio. The loans the Bank sells are designated for sale when originated. During the fiscal year ended June 30, 1998, the Bank sold $1.4 million of its fixed-rate mortgage loans, and at June 30, 1998, held $877,000 of such loans for sale. The Bank obtains commitments from investors for the sale of such loans at their outstanding principal balance and these commitments are obtained prior to origination of the loans.

         When it sells mortgage loans, the Bank generally retains the responsibility for collecting and remitting loan payments, inspecting the properties that secure the loans, making certain that monthly principal and interest payments and real estate tax and insurance payments are made on behalf of borrowers, and otherwise servicing the loans. The Company receives a servicing fee for performing these services. The amount of fees received by the Company varies, but is generally calculated as an amount equal to a rate of .25% per annum for commercial loans and .375% per annum for residential loans on the outstanding principal amount of the loans serviced. At June 30, 1998, the Company serviced $32.8 million of loans sold to other parties of which $6.8 million or 20.7% were for loans sold to FHLMC.

         The Company occasionally purchases participations to diversify its portfolio, to supplement local loan demand and to obtain more favorable yields. The participations purchased normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of June 30, 1998, the Company held in its loan portfolio, participations in mortgage loans aggregating $6.6 million that it had purchased, all of which were serviced by others. The largest such participation it held at June 30, 1998, was in a loan secured by an apartment complex.

         The Company's portion of the outstanding balance on that date was approximately $1.2 million.

         The  following  table  shows  loan  origination,   purchase,  sale  and
repayment activity for the Bank during the periods indicated:


                                                                        Year Ended June 30,
                                                             -------------------------------------------
                                                               1998             1997              1996
                                                             --------          --------         --------
                                                                           (In Thousands)
Gross loans receivable and mortgage-backed
   securities at beginning of period......................   $153,203          $149,517         $145,273
Originations:
   Mortgage loans:
     Residential..........................................     37,309            33,646           28,841
     Commercial real estate and multi-family..............     13,949            11,483            8,655
                                                             --------          --------         --------
     Total mortgage loans.................................     51,258            45,129           37,496
                                                             --------          --------         --------
   Consumer loans:
     Installment loans....................................      7,170             4,528            3,492
     Loans secured by deposits............................        807               449              763
                                                             --------          --------         --------
     Total consumer loans................................       7,977             4,977            4,255
                                                             --------          --------         --------
   Commercial loans.......................................      6,664             2,558              146
                                                             --------          --------         --------
     Total originations...................................     65,899            52,664           41,897
                                                             --------          --------         --------
Purchases:
   Mortgage-backed securities.............................        ---               ---              ---
   Mortgage loans:
     Residential..........................................        ---               ---              500
     Commercial real estate and
          multi-family....................................        500               ---            1,508
                                                             --------          --------         --------
     Total originations and purchases.....................     66,399            52,664           43,905
                                                             --------          --------         --------
Sales:
   Mortgage loans:
     Residential..........................................      1,429                76            1,426
     Commercial real estate and multi-family..............      3,443             7,133            4,239
     Mortgage-backed securities...........................        ---               ---              ---
                                                             --------          --------         --------
       Total sales........................................      4,872             7,209            5,665
                                                             --------          --------         --------
Repayments and other deductions...........................     45,082            41,769           33,996
                                                             --------          --------         --------
Gross loans receivable and mortgage-backed
     securities at end of period..........................   $169,648          $153,203         $149,517
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

         Non-performing assets. At June 30, 1998, $2.0 million, or 1.0% of the Company's total assets, were non-performing assets (non-accrual loans, real estate owned and troubled debt restructurings), compared to $5.4 million, or 3.2% of the Company's total assets, at June 30, 1994. At June 30, 1998, residential loans, commercial real estate loans, commercial loans, consumer loans, and real estate owned, accounted for 73.8%, 10.1%, 13.6%, .9% and 1.6%, respectively, of non-performing assets.

         At June 30, 1998, non-performing assets included $31,000 of real estate acquired as a result of foreclosure, voluntary deed, or other means, compared to $0.8 million at June 30, 1994. Such real estate acquired is classified by the Company as "real estate owned" or "REO" until it is sold. When property is so acquired, the value of the asset is recorded on the books of the Company at the lower of the unpaid principal balance at the date of acquisition plus foreclosure and other related costs or at fair value. Interest accrual ceases when the collection of interest becomes doubtful, usually after the loan has been delinquent for 90 days or more. All costs incurred from the date of acquisition in maintaining the property are expensed.

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


                                                                              At June 30,
                                                     -----------------------------------------------------------
                                                      1998          1997         1996        1995          1994
                                                     ------        ------       ------      ------        ------
                                                                         (Dollars in Thousands)
Accruing loans delinquent
     more than 90 days ........................   $     ---     $     ---    $     ---   $     ---     $     ---
Non-accruing loans  (1):
     Residential...............................       1,454         1,238        1,658       1,698         2,054
     Multi-family..............................         ---           ---          ---         ---           ---
Commercial real estate.........................         198           139           47         ---         2,580
     Commercial loans..........................         268           ---          ---         ---           ---
     Consumer..................................          18            34           11          54             3
Troubled debt restructurings ..................         ---           ---          ---         ---           ---
                                                     ------        ------       ------      ------        ------
     Total non-performing loans................       1,938         1,411        1,716       1,752         4,637
                                                     ------        ------       ------      ------        ------
Real estate owned, net.........................          31           ---          183         206           830
                                                     ------        ------       ------      ------        ------
     Total non-performing assets ..............      $1,969        $1,411       $1,899      $1,958        $5,467
                                                     ======        ======       ======      ======        ======
Non-performing loans to total
     loans, net (2) ...........................        1.16%          .94%        1.18%       1.27%         3.59%
Non-performing assets to total assets .........        1.02%          .81%        1.07%       1.13%         3.20%

(1) The Company generally places mortgage loans on a nonaccrual status when the loans become contractually past due 90 days or more. Interest income previously accrued but not deemed collectible is reversed and charged against current income. Interest on these loans is then recognized as income when collected. At June 30, 1998, $1.5 million of nonaccrual loans were residential loans, $198,000 were commercial real estate loans, $268,000 were commercial loans, and $18,000 were consumer loans. For the year ended June 30, 1998, the income that would have been recorded had the non-accrual loans not been in a non-performing status totaled 159,000 compared to actual income recorded of $71,000.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Total classified assets at June 30, 1998, were $6.4 million.

         The following table sets forth the aggregate amount of the Company's classified assets, and of the general and specific loss allowances as of the dates indicated.


                                                         At June 30,
                                ------------------------------------------------------------
                                 1998          1997        1996         1995           1994
                                ------        ------      ------       ------         ------
                                                       (In Thousands)
Substandard assets (1)......    $2,296        $1,546      $1,226       $1,574         $5,111
Doubtful assets ............       ---           ---         ---          ---            ---
Loss assets.................       ---           ---         ---          ---            ---
Special mention.............     4,081           ---         ---          ---       ---
                                ------        ------      ------       ------         ------
   Total classified assets..    $6,377        $1,546      $1,226       $1,574         $5,111
                                ======        ======      ======       ======         ======

General loss allowances.....    $2,087        $2,032      $2,009       $2,013         $2,050
Specific loss allowances....       ---           ---         ---          ---        ---
                                ------        ------      ------       ------         ------
   Total allowances.........    $2,087        $2,032      $2,009       $2,013         $2,050
                                ======        ======      ======       ======         ======

--------------
(1)      Includes  REO,  net of  $0.03,  $0.0,  $0.2,  $0.2,  and $0.8  million, respectively.

      The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all assets classified by the Company as substandard, doubtful or loss are included as non-performing assets, and not all of the Company's non-performing assets constitute classified assets.

      Substandard Assets. At June 30, 1998, the Company had 83 loans classified as substandard totaling approximately $2.3 million. Included in substandard assets are certain loans to facilitate the sale of the real estate owned, totaling $73,000 at June 30, 1998. These are former REO properties sold on contract that are included as substandard assets to the extent the loan balance exceeds the appraised value of the property.

      Also included in substandard assets at June 30, 1998, are slow mortgage loans (loans or contracts delinquent for generally 90 days or more) aggregating $1,416,000, multi-family loans equal to $493,000, slow consumer loans totaling $283,000 and real estate owned of $31,000.

      Special Mention Assets. At June 30, 1998, the Bank's assets subject to special mention totaled $4.1 million. Included are two multi-family loans totaling $2.1 million, two unfunded letter-of-credit commitments on multi-family loans totaling $1.0 million, and three nursing home loans totaling $1.0 million. All loans were classified as special mention due to financial statements indicating insufficient cash flow to meet all expenses. All of the above loans were current at June 30, 1998. The Company classified no assets as special mention at June 30, 1997, 1996, 1995 and 1994.

      Subsequent to June 30, 1998, the Board received notification from another financial institution that it classified a portion of two multi-family loans of which the Bank holds a participation interest. As a result, $885,000 of these loans were classified substandard, and $98,000 was classified doubtful. Both of these loans are current on payments, but financial statements indicate insufficient cash flows.

Allowance for Loan Losses

      The allowance for loan losses is maintained through the provision for losses on loans, which is charged to earnings. The provision is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. The Company has increased the provision for losses on loans partly in recognition of changing economic conditions and its increased perception of risks inherent in its commercial real estate and multi-family loan portfolio. Loans or portions thereof are charged to the allowance when losses are considered probable. In management's opinion, the Company's allowance for possible loan losses is adequate to absorb anticipated future losses from loans at June 30, 1998.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five years ended June 30, 1998.

                                                                          Year Ended
                                                                            June 30,
                                                  ----------------------------------------------------------
                                                   1998         1997          1996         1995         1994
                                                   ----         ----          ----         ----         ----
                                                                      (Dollars in Thousands)
Balance of allowance at
   beginning of period.......................     $2,032        $2,009       $2,013       $2,050       $2,051
                                                  ------        ------       ------       ------       ------
Add recoveries of loans previously
   charged off -- residential real
   estate loans..............................         18           ---            2           12           17
Less charge-offs:
   Residential real estate loans.............          7            35           37           93           82
   Commercial real estate loans..............         14           ---            3            2          ---
   Consumer loans............................          1           ---          ---           22            1
                                                  ------        ------       ------       ------       ------
Net charge-offs..............................          4            35           38          105           66
                                                  ------        ------       ------       ------       ------
Provisions for losses on loans...............         59            58           34           68           65
                                                  ------        ------       ------       ------       ------
Balance of allowance at end
   of period.................................     $2,087        $2,032       $2,009       $2,013       $2,050
                                                  ======        ======       ======       ======       ======
Net charge-offs to total average
   loans outstanding for period..............        ---%          .02%         .03%         .08%         .05%
Allowance at end of period to
   loans receivable at end of period.........       1.25          1.35         1.38         1.45         1.59
Allowance to total non-performing
   loans at end of period....................     107.69        143.98       117.07       114.87        44.21


         Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.

                                                                       June 30,
                                 --------------------------------------------------------------------------------------
                                      1998             1997            1996              1995              1994
                                 ---------------  ----------------  ---------------- ---------------- -----------------
                                         Percent           Percent           Percent          Percent           Percent
                                        of loans          of loans          of loans         of loans          of loans
                                         in each           in each           in each          in each           in each
                                        category          category          category         category          category
                                        to total          to total          to total         to total          to total
                                 Amount   loans   Amount    loans   Amount    loans  Amount    loans   Amount    loans
                                 ------   -----   ------    -----   ------    -----  ------    -----   ------    -----
                                                                (Dollars in Thousands)
Balance at end of period
     applicable to:
Residential..................  $  ---    61.14%   $  ---   63.42%    $  ---   59.11%   $   10   57.53%  $   48    57.29%
Commercial real estate.......     ---    18.78       ---   20.35         29   24.44        30   25.19      438    26.02
Multi-family.................      72     6.49        72    7.45        264   10.52       264   10.16      264     8.95
Construction loans...........     ---     4.30       ---    3.07        ---    3.37       ---    5.14      ---     6.04
Commercial loans.............     ---     5.01       ---    1.65        ---     .01       ---     .01      ---      .01
Consumer loans...............      86     4.28        33    4.06         24    2.55        20    1.97       39     1.69
Unallocated..................   1,929      ---     1,927      ---     1,692     ---     1,689     ---    1,261      ---
                               ------   ------    ------  ------     ------  ------    ------  ------   ------   ------
     Total...................  $2,087   100.00%   $2,032  100.00%    $2,009  100.00%   $2,013  100.00%  $2,050   100.00%
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

         The Company's investment portfolio consists of U.S. Treasury and agency securities, investment in two Indiana limited partnerships, investment in an insurance company and FHLB stock. At June 30, 1998, approximately $11.7 million, including securities at market value for those classified as available for sale and at amortized cost for those classified as held to maturity, or 6.0% of the Company's total assets, consisted of such investments.

         The following tables set forth the carrying value and market value of the Company's investments at the dates indicated.

                                                                   At June 30,
                                    -------------------------------------------------------------------------
                                             1998                       1997                     1996
                                    --------------------      ---------------------      --------------------
                                    Carrying      Market      Carrying       Market      Carrying      Market
                                     Value        Value        Value        Value         Value        Value
                                     -----        -----        -----        -----         -----        -----
                                                                  (In Thousands)
Securities available for sale (1):
   Federal agencies.................  $2,999        $3,049   $  3,001       $2,998     $  1,000        $1,000
   Marketable equity securities.....     ---           ---        ---          ---          ---           ---
                                      ------        ------   --------       ------     --------        ------
     Total securities available
     for sale.......................   2,999         3,049      3,001        2,998        1,000         1,000
                                      ------        ------   --------       ------     --------        ------
Securities held to maturity (2):
   U.S. Treasury....................   1,000           999      2,001        1,988        3,015         2,975
   Federal agencies.................   1,000         1,000      2,000        1,991        6,954         6,917
   State and municipal..............     ---           ---        610          610          610           605
   Other ...........................     ---           ---        ---          ---          988         1,000
                                      ------        ------   --------       ------     --------        ------
     Total securities held
     to maturity....................   2,000         1,999      4,611        4,589       11,567        11,497
                                      ------        ------   --------       ------     --------        ------
Real estate limited partnerships....   4,883            (4)     1,449           (4)       1,624            (4)
Investment in insurance
   company..........................     650            (4)       ---          ---          ---           ---
FHLB stock (3)......................   1,134         1,134      1,047        1,047          988           988
                                     -------                  -------                   -------
     Total investments.............. $11,666                  $10,108                   $15,179
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

(4)      Market values are not available.

         The following table sets forth investment securities and FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1998.

                                                     Amount at June 30, 1998 which matures in
                                      ------------------------------------------------------------------------
                                               One                    One to                     Over
                                         Year or less               Five Years            Ten Years and Stock
                                      -------------------    -----------------------    ----------------------
                                                 Weighted                   Weighted                  Weighted
                                      Carrying   Average     Carrying       Average     Carrying      Average
                                        Value     Yield       Value         Yield        Value         Yield
                                        -----     -----       -----         -----        -----         -----
                                                              (Dollars in Thousands)
Securities available for sale (1):
   Federal agencies.................  $  ---        ---%       $2,999        6.42%       $  ---          ---%
                                      ------       ----        ------        ----        ------         ----
     Total securities available
     for sale.......................     ---        ---         2,999        6.42           ---          ---
                                      ------       ----        ------        ----        ------         ----
Securities held to maturity (2):
   U.S. Treasury....................   1,000       5.13           ---          ---          ---          ---
   Federal agencies.................   1,000       5.53           ---          ---          ---          ---
   State and municipal..............     ---        ---           ---          ---          ---          ---
   Other ...........................     ---        ---           ---          ---          ---          ---
                                      ------       ----        ------        ----        ------         ----
     Total securities held
     to maturity....................   2,000       5.33           ---          ---          ---          ---
                                      ------       ----        ------        ----        ------         ----
FHLB stock..........................     ---        ---           ---          ---        1,134         7.96
                                      ------       ----        ------        ----        ------         ----
     Total investments..............  $2,000       5.33%       $2,999        6.42%       $1,134         7.96%
                                      ======       ====        ======        ====        ======         ====

(1) Securities available for sale are set forth at amortized cost for purposes of this table.

(2) Mortgage-backed securities included in securities held to maturity in the financial statements are included in the gross loans receivable table on page 2.

     The Bank owns 99% of the limited partnership interests in Pedcor Investments 1987-II, an Indiana limited partnership ("Pedcor-87") organized to build, own, operate and lease a 144-unit apartment complex in Indianapolis, Indiana. The project, operated as multi-family, low/moderate income housing project, is complete and performing as planned. A low/moderate income housing project qualifies for certain tax credits if (i) it is a residential rental property, (ii) the units are used on a nontransient basis, and (iii) 20% or more of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or, alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% of the area median gross income. Qualified low income housing projects generally must comply with these and other rules for 15 years, beginning with the first year the project qualifies for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to limitations on the use of the general business credit, but no basis reduction is required for any portion of the tax credit claimed.

      The Bank committed to invest approximately $3.41 million in Pedcor-87 at inception of the project in January, 1988. The Bank has invested approximately $3.41 million in Pedcor-87 with no additional annual capital contribution remaining to be paid. The tax credits resulting from Pedcor-87's operation of a low/moderate income housing project will be available to the Company through 1998. Although the Company has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it is not allowed to use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. The Bank may carryforward unused tax credits for a period of 15 years and believes it will be able to utilize available tax credits during the carryforward period.

      Pedcor-87 has incurred operating losses from its operations primarily due to rent limitations for subsidized housing, increased operating costs and other factors. Certain fees to the general partner not recorded or estimable to date by the partnership under provisions of the partnership agreement could adversely affect future operating results when accrued or paid. The Bank has accounted for its investment in Pedcor-87 on the equity method, and, accordingly, has recorded its shares of these losses as reductions to its investment in Pedcor-87, which at June 30, 1998, was approximately $1.3 million.

      In August 1997, the Bank entered into another limited partnership with Pedcor Investments organized to build, own, operate and lease a 72 unit apartment complex in Berrien Springs, Michigan. The Bank owns 99% of the limited partnership interest in Pedcor Investments-1997-XXIX ("Pedcor-97"). The Bank will contribute $3.6 million over 10 years and will receive an estimated $3.7 million in tax credits.

      The following summarizes the Bank's equity in Pedcor-87's and Pedcor-97's losses and tax credits recognized in the Company's consolidated financial statements:

                                                         Year Ended June 30,
                                     ---------------------------------------------------------
                                       1998         1997         1996         1995       1994
                                     ------        ------       ------       ------     ------
Investment in Pedcor-87..........    $1,275        $1,449       $1,624       $1,527     $1,422
                                     ======        ======       ======       ======     ======
Equity in losses, net
     of income tax effect........    $ (105)      $  (184)     $  (117)     $  (111)   $  (137)
Tax credit.......................       326           405          405          405        405
                                     ------        ------       ------       ------     ------
Increase in after-tax net income
     from Pedcor-87 investment...    $  221       $   221      $   288      $   294    $   268
                                     ======       =======      =======      =======    =======

Investment in Pedcor-97..........    $3,608
                                     ======
Equity in losses, net
     of income tax effect........    $  (16)
Tax credit.......................       ---
                                     ------
Decrease in after-tax net income
     from Pedcor-97 investment...    $  (16)
                                     ======


         In June 1998, the Company capitalized on a unique opportunity to focus and energize its life insurance product offerings through an equity participation in Family Financial Life Insurance Company. Family Financial Life is a fully chartered life insurance company owned by a group of savings banks. In operation since 1984, Family Financial Life has had an impressive track record of growth, profits and returns to its financial institution owners. We are now offering a full range of life and annuity products with a most advantageous method to increase insurance earnings and exercise complete control over the quality of insurance products and services.

      Federal regulations require an FHLB-member savings association to maintain an average daily balance of liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first lien residential mortgage loans. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, and is currently 5%, although the OTS has proposed a reduction of the percentage to 4%. Also, a savings association currently must maintain short-term liquid assets constituting at least 1% of its average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. At June 30, 1998, the Bank had liquid assets of $9.8 million, and a regulatory liquidity ratio of 7.3%, of which 4.6% constituted short-term investments.

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

         Deposits. Deposits are attracted, principally from within Grant and contiguous counties and Adams County, through the offering of a broad selection of deposit instruments including NOW and other transaction accounts, fixed-rate certificates of deposit, individual retirement accounts, and savings accounts. The Bank does not actively solicit or advertise for deposits outside of Grant and Adams Counties. Substantially all of the Bank's depositors are residents of those counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank also has approximately $2.5 million of brokered deposits.

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

         An analysis of the Bank deposit accounts by type, maturity, and rate at June 30, 1998, is as follows:

                                                  Minimum         Balance at                          Weighted
                                                  Opening         June 30,            % of            Average
Type of Account                                   Balance            1998           Deposits            Rate
---------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Withdrawable:
   Savings accounts.......................      $   10.00           $16,708            12.43%            2.81%
   NOW and other transactions accounts....          10.00            27,091            20.15             3.19
                                                                   --------           ------
Total withdrawable........................                           43,799            32.58             3.05
                                                                   --------           ------
Certificates (original terms):............
   28 days................................            500               545              .41             4.27
   91 days................................            500             1,042              .78             4.31
   182 days...............................            500            11,232             8.36             4.92
   9 months...............................         10,000             1,424             1.06             5.28
   12 months..............................            500             6,392             4.76             4.83
   18 months..............................            500             3,719             2.77             5.37
   24 months..............................            500            14,009            10.42             5.92
   30 months..............................            500             4,474             3.33             5.01
   36 months..............................            500             1,085              .81             5.47
   48 months..............................            500             6,455             4.80             7.31
   60 months..............................            500             9,604             7.15             6.30
   72 months..............................            500                31              .02             5.45
   96 months..............................            500               353              .26             6.50
   Special term CDs.......................            500               597              .44             5.63
IRAs
   28 days................................            500                 2               ---            3.71
   91 days................................            500                43              .03             4.31
   182 days...............................            500                40              .03             4.81
   9 months...............................            500                54              .04             5.35
   12 months..............................            500               295              .22             4.72
   18 months..............................            500               294              .22             5.52
   24 months..............................            500             2,005             1.49             6.00
   30 months..............................            500               770              .57             5.05
   36 months..............................            500               110              .08             5.09
   48 months..............................            500             5,194             3.86             7.85
   60 months..............................            500            19,290            14.35             6.67
   72 months..............................            500               521              .39             5.54
   96 months..............................            500               970              .72             6.53
   Special term IRAs......................            500                66              .05             5.81
                                                                   --------           ------
Total certificates (1)....................                           90,616            67.42             6.01
                                                                   --------           ------
Total deposits............................                         $134,415           100.00%            5.04
                                                                   ========           ======

(1)  Including $11.3 million in certificates of deposit of $100,000 or more.

   The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

                                          At June 30,
                         ----------------------------------------------
                           1998             1997                 1996
                         -------           -------          --------
                                        (In Thousands)
Under 5%...........      $17,135           $15,970             $14,088
5.00 - 6.99%.......       52,365            45,722              50,836
7.00 - 8.99%.......       21,116            23,165              22,961
9.00% and over.....          ---               ---                 ---
                         -------           -------             -------
Total..............      $90,616           $84,857             $87,885
                         =======           =======             =======

      The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years indicated, and the total maturing thereafter. Matured certificates which have not been renewed as of June 30, 1998, have been allocated based upon certain rollover assumptions.

                                         Amounts At
                                 June 30, 1998, Maturing in
                  ------------------------------------------------------------
                  One Year         Two             Three          Greater Than
                  or Less         Years            Years           Three Years
                  -------         -----            -----           -----------
                                     (In Thousands)
Under 5%.......   $15,685       $     699        $     751         $      ---
5.00 - 6.99%...    16,650          23,884            7,987              3,844
7.00 - 8.99%...     9,747          10,923              ---                446
                  -------         -------         --------             ------
Total .........   $42,082         $35,506         $  8,738             $4,290
                  =======         =======         ========             ======

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1998.

   Maturity Period                                            (In Thousands)
------------------------                                      --------------
Three months of less........................................    $    868
Greater than three months through six months................         500
Greater than six months through twelve months...............       2,020
Over twelve months..........................................       7,950
                                                                 -------
Total.......................................................     $11,338
                                                                 =======

      The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                  DEPOSIT ACTIVITY
                                                              Increase                                Increase
                                                             (Decrease)                              (Decrease)
                                   Balance at                   from       Balance at                   from
                                    June 30,       % of       June 30,      June 30,       % of       June 30,
                                      1998       Deposits       1997          1997       Deposits       1996
                                    --------     ------        -------      --------      ------      -------
                                                        (Dollars in Thousands)

Withdrawable:
   Savings accounts..............    $16,708      12.43%        $1,025       $15,683       12.88%     $(1,889)
   NOW and other transactions
     accounts....................     27,091      20.15          5,861        21,230       17.43          427
                                    --------     ------        -------      --------      ------      -------
Total withdrawable...............     43,799      32.58          6,886        36,913       30.31       (1,462)
                                    --------     ------        -------      --------      ------      -------
Certificates (original terms):
   28 days.......................        545        .41            448            97         .08         (224)
   91 days.......................      1,042        .78            (47)        1,089         .89          119
   182 days......................     11,232       8.36          1,925         9,307        7.64         (260)
   9 months......................      1,424       1.06          1,242           ---          ---         ---
   12 months.....................      6,392       4.76         (8,092)       14,484       11.89         (499)
   18 months.....................      3,719       2.77          1,938         1,781        1.46          522
   24 months.....................     14,009      10.42         11,977         2,032        1.67          470
   30 months.....................      4,474       3.33         (3,229)        7,703        6.33       (2,239)
   36 months.....................      1,085        .81           (340)        1,425        1.17         (349)
   48 months.....................      6,455       4.80            709         5,746        4.72         (385)
   60 months.....................      9,604       7.15         (1,478)       11,082        9.10         (778)
   72 months.....................         31        .02              3            28         .02          (11)
   96 months.....................        353        .26            (24)          377         .31            8
   Special term CDs..............        597        .44            597           ---          ---         ---

IRAs
   28 days.......................          2         ---           ---             2         .00            1
   91 days.......................         43        .03             20            23         .02         (159)
   182 days......................         40        .03           (134)          174         .14           13
   9 months......................         54        .04             54           ---          ---         ---
   12 months.....................        295        .22           (322)          617         .51          151
   18 months.....................        294        .22             56           238         .20          182
   24 months.....................      2,005       1.49            471         1,534        1.26        1,496
   30 months.....................        770        .57           (110)          880         .72         (103)
   36 months.....................        110        .08             72            38         .03          (25)
   48 months.....................      5,194       3.86            379         4,815        3.95           47
   60 months.....................     19,290      14.35           (627)       19,917       16.36         (858)
   72 months.....................        521        .39            (64)          585         .48          (30)
   96 months.....................        970        .72             87           883         .72         (117)
   Special term IRAs.............         66        .05             66           ---          ---         ---
                                    --------     ------        -------      --------      ------      -------
     Total certificates..........     90,616      67.42          5,759        84,857       69.69       (3,028)
                                    --------     ------        -------      --------      ------      -------
     Total deposits..............   $134,415     100.00%       $12,645      $121,770      100.00%     $(4,490)
                                    ========     ======        =======      ========      ======      =======


                                                                   DEPOSIT ACTIVITY
                                                                      Increase
                                                                      (Decrease)
                                        Balance at                      from          Balance at
                                        June 30,          % of         June 30,        June 30,          % of
                                          1996           Deposits       1996             1995         Deposits
                                      ---------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Withdrawable:
   Savings accounts...............    $  17,572           13.92%      $(1,207)        $  18,779         15.57%
   NOW and other transaction
     accounts.....................       20,803           16.47         2,365            18,438         15.29
                                       --------          ------       -------          --------        ------
Total withdrawable................       38,375           30.39         1,158            37,217         30.86
                                       --------          ------       -------          --------        ------
Certificates (original terms):
   28 days........................          321             .25            18               303           .25
   91 days........................          970             .77           (72)            1,042           .86
   182 days.......................        9,567            7.58        (2,062)           11,629          9.64
   12 months......................       14,983           11.87         5,842             9,141          7.58
   18 months......................        1,259            1.00          (486)            1,745          1.45
   24 months......................        1,562            1.24          (420)            1,982          1.64
   30 months......................        9,942            7.87        (1,029)           10,971          9.10
   36 months......................        1,774            1.41           302             1,472          1.22
   48 months......................        6,131            4.86           (60)            6,191          5.13
   60 months......................       11,860            9.39           619            11,241          9.32
   72 months......................           39             .03            (1)               40           .03
   96 months......................          369             .29           (15)              384           .32

IRAs
   28 days........................            1             .00           (24)               25           .02
   91 days........................          182             .14           208               162           .13
   182 days.......................          161             .13           (88)              249           .21
   12 months......................          466             .37           132               334           .28
   18 months......................           56             .04           (78)              134           .11
   24 months......................           38             .03           ---                38           .03
   30 months......................          983             .78          (170)            1,153           .96
   36 months......................           63             .05            29                34           .03
   48 months......................        4,768            3.78           325             4,443          3.68
   60 months......................       20,775           16.45         1,721            19,054         15.80
   72 months......................          615             .49            (8)              623           .52
   96 months......................        1,000             .79            (6)            1,006           .83
                                       --------          ------       -------          --------        ------
Total certificates................       87,885           69.61         4,489            83,396         69.14
                                       --------          ------       -------          --------        ------
Total deposits....................     $126,260          100.00%      $ 5,647          $120,613        100.00%
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

         The Company's borrowings consist of advances from the FHLB of Indianapolis upon the security of FHLB stock and certain mortgage loans. Such advances are made pursuant to several different credit programs each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Indianapolis will advance to member associations, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with policies of the FHLB of Indianapolis. At June 30, 1998, FHLB of Indianapolis advances totaled $13.7 million, representing 7.1% of total assets.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated, and weighted average interest rates paid during the periods indicated and as of the end of each of the periods indicated.

                                                          At or for the Year
                                                            Ended June 30,
                                               1998              1997             1996
                                               ---------------------------------------
                                                        (Dollars in Thousands)
FHLB Advances:
Average balance outstanding..................  $10,840           $7,382          $6,694
Maximum amount outstanding at any month-end
     during the period.......................   13,684            8,233           6,963
Weighted average interest rate
     during the period.......................     6.01%            6.27%           6.83%
Weighted average interest rate at
     end of period...........................     6.08%            6.14%           6.50%

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

         The Bank's only subsidiary, First Marion Service Corporation ("First Marion") was organized in 1971 and currently is engaged in the sale of tax deferred annuities pursuant to an arrangement with One System, Inc., a licensed insurance broker, in Indianapolis. It also sells mutual funds through an arrangement with Independent Financial Securities, Inc., a licensed securities broker, in White Plains, New York. First Marion has one licensed employee engaged in such sales of tax deferred annuities and mutual funds. In addition, beginning in July 1995, First Marion began providing 100% financing to borrowers of the Bank by providing a 20% second mortgage behind the Bank's 80% mortgage. Such loans amounted to $2.3 million at June 30, 1998.

         At June 30, 1998, the Bank's investment in First Marion totaled $2.2 million. During the year ended June 30, 1998, First Marion had net income of $50,000.

Employees

         As of June 30, 1998, the Bank employed 44 persons on a full-time basis and nine persons on a part-time basis. None of the Bank's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

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

         An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semiannual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the quarterly assessment rates range from
 .01164% of assets for associations with assets of $67 million or less to .00308% for associations with assets in excess of $35 billion. The Bank's semiannual assessment under this assessment scheme, based upon its total assets at March 31, 1998, was $27,235.

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

         The United States Congress is considering legislation that would require all federal savings associations, such as the Bank, to either convert to a national bank or a state-chartered financial institution by a specified date to be determined. In addition, under the legislation, the Holding Company likely would not be regulated as a savings and loan holding company, but rather as a bank holding company. The proposed legislation would abolish the OTS and transfer its functions among the other federal banking regulators. Certain aspects of the legislation remain to be resolved and therefore no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Holding Company and the Bank.

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings associations and other member financial institutions. The Bank is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year. The Bank is currently in compliance with this requirement. At June 30, 1998, the Bank's investment in stock of the FHLB of Indianapolis was $1,134,400.

         In past years, the Bank received dividends on its FHLB stock. All 12 FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the FHLB's ability to pay dividends and the value of FHLB stock in the future. For the year ending June 30, 1998, dividends paid to the Bank totaled $86,000, for an annual rate of 8.06%.

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

Liquidity

         Federal regulations require the Bank to maintain minimum levels of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to an amount within the range of 4% to 10% depending upon economic conditions and savings flows of member institutions. The OTS recently lowered the level of liquid assets that must be held by a savings association from 5% to 4% of the association's net withdrawable accounts plus short-term borrowings based upon the average daily balance of such liquid assets for each quarter of the association's fiscal year. The Bank has historically maintained its liquidity ratio at a level in excess of that required. At June 30, 1998, the Bank's liquidity ratio was 7.3% and has averaged ____% over the past three years. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill (on a declining basis until 1995), purchased mortgage servicing rights (which may be included in an amount up to 50% of core capital, but which are to be reported on an association's balance sheet at the lesser of 90% of their fair market value, 90% of their original purchase price, or 100% of their remaining unamortized book value), and purchased credit card relationships (which may be included in an amount up to 25% of core capital) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustments up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At June 30, 1998, the Bank was in compliance with all capital requirements.

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

Prompt Corrective Action

         Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FedICIA") requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1998, the Bank was categorized as "well capitalized."

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

         A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the greater of (a) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its "surplus capital ratio" (the smallest excess over its capital requirements) at the beginning of the calendar year; or (b) 75% of its net income for the most recent four quarter period. Any additional amount of capital distributions would require prior regulatory approval.

         The OTS has proposed revisions to these regulations which would permit a savings association, without filing a prior notice or application with the OTS, to make a capital distribution to its shareholders in a maximum amount that does not exceed the association's undistributed net income for the prior two years plus the amount of its undistributed income from the current year. This proposed rule would require a savings association, such as the Bank, that is a subsidiary of a savings and loan holding company to file a notice with the OTS before making a capital distribution up to the "maximum amount" described above. The proposed rule would also require all savings associations, whether under a holding company or not, to file an application with the OTS prior to making any capital distribution where the association is not eligible for "expedited processing" under the OTS "Expedited Processing Regulation," or where the proposed distribution, together with any other distributions made in the same year, would exceed the maximum amount described above.

Safety and Soundness Standards

         On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. On August 27, 1996, the federal banking agencies added asset quality and earning standards to the safety and soundness guidelines.

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

         MCHI's Board of Directors presently intends to continue to operate MCHI as a unitary savings and loan holding company. Under current law, there are generally no restrictions on the permissible business activities of a unitary savings and loan holding company.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply). See "--Qualified Thrift Lender." At June 30, 1998, the Bank's asset composition was in excess of that required to qualify the Bank as a Qualified Thrift Lender.

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

Qualified Thrift Lender

         Under current OTS regulations, the QTL test requires that a savings association have at least 65% of its portfolio assets invested in "qualified thrift investments" on a monthly average basis in 9 out of every 12 months. Qualified thrift investments under the QTL test consist primarily of housing related loans and investments. Certain assets are subject to a percentage limitation of 20% of portfolio assets.

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

         At June 30, 1998, 79.75% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future. The Bank expects to continue to qualify as a QTL, although there can be no such assurance.

Acquisitions or Dispositions and Branching

         The Bank Holding Company Act specifically authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. Moreover, federal savings associations may acquire or be acquired by any insured depository institution. Regulations promulgated by the FRB restrict the branching authority of savings associations acquired by bank holding companies. Savings associations acquired by bank holding companies may be converted to banks if they continue to pay SAIF premiums, but as such they become subject to branching and activity restrictions applicable to banks.

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

         In addition, The Riegle-Neal Act permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion. The Indiana Branching Law, effective March 15, 1996, provided that interstate mergers and de novo branches are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo branches on a reciprocal basis.

Community Reinvestment Act Matters

         Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, unsatisfactory and needs improvement -- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The examiners have determined that the Bank has an outstanding record of meeting community credit needs.

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

Item 2.  Properties.

         At June 30, 1998, the Company conducted its business from its main office at 100 West Third Street, Marion, Indiana, and one branch office. Both offices are full-service offices owned by the Company.

         The following table provides certain information with respect to the Company's offices as of June 30, 1998:

                                                                                      Net Book Value
                                                                     Total Deposits    of Property,
                                                                           at            Furniture
                                             Owned or       Year        June 30,             &            Approximate
Description and Address                       Leased       Opened         1998           Fixtures       Square Footage
-----------------------                       ------       ------         ----           --------       --------------
                                                                          (Dollars in Thousands)
Main Office in Marion
  100 West Third Street..................       Owned        1936        $112,039        $1,382             17,949
Location in Decatur
  1045 South 13th Street.................       Owned        1974          10,409           146              3,611
Walmart Supercenter in Marion
  3240 S. Western........................      Leased        1997           1,104           249                540
Location in Gas City
  1010 E. Main Street....................       Owned        1997          10,863           152              2,276

     The Company opened its first automated teller machine in May, 1995 at its Marion branch and now maintains a ATM at each branch location.

     The Company owns computer and data processing equipment which is used for transaction processing and accounting. The net book value of electronic data processing equipment owned by the Company was $235,000 at June 30, 1998.

     The Company also has contracted for the data processing and reporting services of BISYS, Inc. in Houston, Texas. The cost of these data processing services is approximately $24,500 per month.

Item 3.  Legal Proceedings.

     The Company is not a party to any material pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of MCHI's shareholders during the quarter ended June 30, 1998.

Item 4.5.  Executive Officers of MCHI.

     Presented below is certain information  regarding the executive officers of
MCHI:

     Name                          Position
     ----                          --------
     John M. Dalton              President
     Steven L. Banks             Executive Vice President
     Larry G.  Phillips          Sr. Vice President, Secretary and Treasurer
     Tim D. Canode               Vice President

         John M. Dalton (age 64) has been employed by MCHI since November, 1992. He became President of the Bank in 1996 and Executive Vice President of First Marion in 1996. Mr. Dalton served as Executive Vice President of the Bank from 1983 to 1996.

         Larry G. Phillips (age 50) has been employed by MCHI since November, 1992. He became Sr. Vice President of the Bank in 1996 and has served as Treasurer of the Bank since 1983, Secretary of the Bank since 1989 and Secretary and Treasurer of First Marion since 1989. Mr. Phillips served as Vice President and Treasurer of the Bank from 1983 to 1996.

         Steven L. Banks (age 48) became Executive Vice President of both MCHI and the Bank on September 1, 1996. Prior to his affiliation with MCHI and the Bank, Mr. Banks served as President and CEO of Fidelity Federal Savings Bank of Marion.

         Tim D. Canode (age 53) became Vice President of MCHI in 1996 and has been Vice President of the Bank since 1983. Mr. Canode has also served as Assistant Vice President of First Marion since 1983.

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

                            Quarter                                                Dividends
                             Ended             High                Low             Declared
                             -----             ----                ---             --------
June 30, 1998..........     $28 1/2          $29 1/2              $28                 $.22
March 31, 1998.........      28 1/2           29                   25 7/8              .22
December 31, 1997......      27 1/8           28 1/8               26 1/4              .22
September 30, 1997.....      28               28                   22                  .22
June 30, 1997..........      28               23 1/4               22 1/2              .22
March 31, 1997.........      22               22                   19 1/4              .20
December 31, 1996......      19 1/4           21 1/2               19 1/4              .20
September 30, 1996.....      20 1/2           21                   20                  .20

     As of July 31, 1998, there were 426 record holders of MCHI's Common Stock. MCHI estimates that, as of that date, there were approximately 850 additional shareholders in "street" name. The Company's percentage of dividends per share to net income per share on a diluted basis was 68.2%, 62.6% and 60.2% for the years ended June 30, 1998, 1997 and 1996, respectively.

     Since MCHI has no independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the earnings on its investment securities and ability of the Bank to pay dividends to MCHI.

     Under OTS regulations, a converted savings association may not declare or pay a cash dividend if the effect would be to reduce its net worth below the amount required for the liquidation account created at the time it converted. In addition, under OTS regulations, the extent to which a savings association may make a "capital distribution," which includes, among other things, cash dividends, will depend upon in which one of three categories, based upon levels of capital, that savings association is classified. The Bank is now and expects to continue to be a "tier one institution" and therefore would be able to pay cash dividends to MCHI during any calendar year up to (a) 100% of its net income during that calendar year plus the amount that would reduce by one half its "surplus capital ratio" (the excess over its fully phased-in capital requirements) at the beginning of the calendar year (the smallest excess over its capital requirements), or (b) 75% of its net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval.

     The OTS has proposed revisions to these regulations which would permit a savings association, without filing a prior notice or application with the OTS, to make a capital distribution to its shareholders in a maximum amount that does not exceed the association's undistributed net income for the prior two years plus the amount of its undistributed income from the current year. This proposed rule would require a savings association, such as the Bank, that is a subsidiary of a savings and loan holding company to file a notice with the OTS before making a capital distribution up to the "maximum amount" described above. The proposed rule would also require all savings associations, whether under a holding company or not, to file an application with the OTS prior to making any capital distribution where the association is not eligible for "expedited processing" under the OTS "Expedited Processing Regulation," or where the proposed distribution, together with any other distributions made in the same year, would exceed the "maximum amount" described above.

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

     Unlike the Bank, generally there is no regulatory restriction on the payment of dividends by MCHI. Indiana law, however, would prohibit MCHI from paying a dividend if, after giving effect to the payment of that dividend, MCHI would not be able to pay its debts as they become due in the ordinary course of business or if MCHI's total assets would be less that the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

Item 6.  Selected Consolidated Financial Data

     The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Information" on page 2 of MCHI's Shareholder Annual Report for its fiscal year ended June 30, 1998 (the "Shareholder Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this item is incorporated by reference to pages 3 through 16 of the Shareholder Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The information required by this item is incorporated by reference to pages 3 through 5 of the Shareholder Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         MCHI's Consolidated Financial Statements and Notes thereto contained on pages 17 through 44 in the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is incorporated by reference to pages 3 and 4 of MCHI's Proxy Statement for its 1998 Annual Shareholder Meeting (the "1998 Proxy Statement"). Information concerning MCHI's executive officers is included in Item 4.5 in Part I of this report. Information concerning compliance by such persons with Section 16(a) of the 1934 Act is incorporated by reference to page 7 of the 1998 Proxy Statement.

Item 11.  Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 4 through 6 of the 1998 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information required by this item is incorporated by reference to page 3 of the 1998 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

          The information required by this item is incorporated by reference to page 6 of the 1998 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   The following financial statements are filed as part of this report:


         Financial Statements

         Consolidated  Statement  of Financial  Condition at June 30, 1998,  and
         1997

         Consolidated Statement of Income for the Fiscal Years ended June 30, 1998, 1997 and 1996

         Consolidated Statement of Changes in Shareholders' Equity for the Fiscal Years ended June 30, 1998, 1997 and 1996

         Consolidated Statement of Cash Flows for the Fiscal Years ended June 30, 1998, 1997, and 1996

         Notes to Consolidated Financial Statements

(b) MCHI filed no reports on Form 8-K during the fourth quarter ended June 30, 1998.

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

                                             MARION CAPITAL HOLDINGS, INC.

 Date:  September 24, 1998                    /s/ John M. Dalton
                                              -----------------------------
                                              John M. Dalton, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of September, 1998.


/s/ John M. Dalton                                 /s/ Steven L. Banks
------------------------------                     -----------------------------
John M. Dalton                                     Steven L. Banks, Director
President, Director
(Principal Executive Officer)

/s/ Larry G. Phillips                              /s/ W. Gordon Coryea
------------------------------                     -----------------------------
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

10(1) Marion Capital Holdings, Inc. Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's definitive Proxy Statement in respect of its 1993 Annual Shareholder meeting.

10(2) Recognition and Retention Plans and Trusts are incorporated by reference to Exhibit B to the Registrant's definitive Proxy Statement in respect of its 1993 Annual Shareholder meeting.

10(3) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and Merritt B. McVicker is incorporated by reference to Exhibit 10(6) to the Registration Statement on Form S-1 (Registration No. 33-55052). First Amendment to Director Deferred Compensation Agreement of Merritt B. McVicker dated December 1, 1996 is incorporated by reference to Exhibit 10(3) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(4) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and John M. Dalton is incorporated by reference to Exhibit 10(7) to the Registration Statement on Form S-1 (Registration No. 33-55052). First Amendment to Director Deferred Compensation Agreement of John M. Dalton dated December 1, 1996 is incorporated by reference to Exhibit 10(4) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(5) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and Robert D. Burchard is incorporated by reference to Exhibit 10(8) to the Registration Statement on Form S-1 (Registration No. 33-55052). First Amendment to Director Deferred Compensation Agreement of Robert D. Burchard dated December 1, 1996 is incorporated by reference to Exhibit 10(5) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(6) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and James O. Murrell is incorporated by reference to Exhibit 10(9) to the Registration Statement on Form S-1 (Registration No. 33-55052). First Amendment to Director Deferred Compensation Agreement of James (Jack ) O. Murrell dated December 1, 1996 is incorporated by reference to Exhibit 10(6) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(7) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and Gordon Coryea is incorporated by reference to
         Exhibit 10(10) to the Registration Statement on Form S-1 (Registration No. 33-55052). First Amendment to Director Deferred Compensation Agreement of W. Gordon Coryea dated December 1, 1996 is incorporated by reference to Exhibit 10(7) of the Registrant's Form 10-K for the period ended June 30, 1997.

         Exhibit Index                                                      Page

10(8) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and George Thomas is incorporated by reference to
         Exhibit 10(11) to the Registration Statement on Form S-1 (Registration No. 33-55052). First Amendment to Director Deferred Compensation Agreement of George L. Thomas dated December 1, 1996 is incorporated by reference to Exhibit 10(8) of the Registrant's Form 10-K for the period ended June 30, 1997.

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

10(12) Restated Executive Supplemental Retirement Agreement effective December 1, 1996 between the Bank and John M. Dalton is incorporated by reference to Exhibit 10(12) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(13) Restated Executive Supplemental Retirement Agreement effective December 1, 1996 between the Bank and Robert D. Burchard is incorporated by reference to Exhibit 10(13) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(14) Restated Executive Supplemental Retirement Agreement effective December 1, 1996 between the Bank and Jackie Noble is incorporated by reference to Exhibit 10(14) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(15) Restated Executive Supplemental Retirement Agreement effective December 1, 1996 between the Bank and Nora Kuntz is incorporated by reference to Exhibit 10(15) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(16) Executive Supplemental Retirement Agreement effective December 1, 1996 between the Bank and Larry G. Phillips is incorporated by reference to Exhibit 10(16) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(17) Death Benefit Agreement between the Bank and Tim Canode dated August 25, 1992, is incorporated by reference to Exhibit 10(19) to the Registration Statement on Form S-1 (Registration No. 33-55052).

10(18) Death Benefit Agreement between the Bank and Steven L. Banks dated December 1, 1996 is incorporated by reference to Exhibit 10(18) of the Registrant's Form 10-K for the period ended June 30, 1997 . 10(19) Excess Benefit Agreement dated as of Februry 28, 1996 between the Bank and John M. Dalton is incorporated by reference to Exhibit 10(18) to the Annual Report on Form 10-K for the fiscal year ended June 30, 1996. First Amendment to Excess Benefit Agreement of John M. Dalton dated December 1, 1996 is incorporated by reference to Exhibit 10(19) of the Registrant's Form 10-K for the period ended June 30, 1997.

         Exhibit Index                                                     Page


10(20) Excess Benefit Agreement dated as of Februry 28, 1996 between the Bank and Robert D. Burchard is incorporated by reference to
         Exhibit 10(19) to the Annual Report on Form 10-K for the fiscal year ended June 30, 1996. First Amendment to Excess Benefit
         Agreement of Robert D. Burchard dated December 1, 1996 is incorporated by reference to Exhibit 10(20) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(21) Director Emeritus Agreement dated March 1, 1996 between the Bank and W. Gordon Coryea and First Amendment to such agreement dated December 1, 1996 is incorporated by reference to Exhibit 10(21) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(22) Director Emeritus Agreement dated March 1, 1996 between the Bank and George L. Thomas and First Amendment to such agreement dated December 1, 1996 is incorporated by reference to Exhibit 10(22) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(23) Director Emeritus Agreement dated March 1, 1996 between the Bank and John M. Dalton and First Amendment to such agreement dated December 1, 1996 is incorporated by reference to Exhibit 10(23) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(24) Director Emeritus Agreement dated March 1, 1996 between the Bank and Jack O. Murrell and First Amendment to such agreement dated December 1, 1996 is incorporated by reference to Exhibit 10(24) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(25) Contingent Executive Supplemental Retirement Income Agreement between the Bank and Steven L. Banks dated December 1, 1996 is incorporated by reference to Exhibit 10(25) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(26) Rabbi Trust for the Director Deferred Compensation Master Agreement and Director Emeritus Plan dated December 1, 1996 is incorporated by reference to Exhibit 10(26) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(27) Rabbi Trust for the Executive Supplemental Retirement Income Plans and Excess Benefit Plans dated December 1, 1996 is incorporated by reference to Exhibit 10(27) of the Registrant's Form 10-K for the period ended June 30, 1997.

13       1998 Shareholder Annual Report.                                    ____

21       Subsidiaries  of the  Registrant is  incorporated  by reference to
         Exhibit 22 to the Registration Statement on Form S-1 (Registration No. 33-55052).

23       Consent of Auditors                                                ____

27.1     Financial Data Schedule for Period Ended June 30, 1998             ____

27.2     Restated  Financial  Data  Schedule for Period Ended June 30, 1997 ____

27.3     Restated  Financial  Data  Schedule for Period Ended June 30, 1996 ____
-----------------
* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1)-10(27).