Form 10-Q
period 1998-09-30
MARION CAPITAL HOLDINGS INC
filed 1998-11-13
CIK 894372

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of November 10, 1998 was 1,557,828.

                          Marion Capital Holdings, Inc.

                                    Form 10-Q

                                      Index

                                                                        Page No.

Forward Looking Statements.....................................................1

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements...............................................2

              Consolidated Condensed Statement of Financial Condition as of
              September 30, 1998 and June 30, 1998.............................2

              Consolidated Condensed Statement of Income for the three-month periods ended September 30, 1998 and 1997........................3

              Consolidated Condensed Statement of Changes in
              Shareholders' Equity for the three months ended
              September 30, 1998 and 1997......................................4

              Consolidated Condensed Statement of Cash Flows
              for the three months ended September 30, 1998 and 1997...........5

              Notes to Consolidated Financial Statements.......................7

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........12

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.................................................15

Item 6.     Exhibits and Reports on Form 8-K..................................15

SIGNATURES....................................................................16

                           FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q ("Form 10-Q") may contain statements which constitute forward looking statements within the meaning of the Private Securities Litigation reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company primarily with respect to future events and future financial performance. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market or regulatory changes.

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                                      September 30,                 June 30,
                                                                          1998                        1998
                                                               --------------------------- ---------------------------
ASSETS
   Cash                                                                 $1,826,492                  $3,211,191
   Short-term interest bearing deposits                                  3,836,224                   1,923,573
                                                                  ----------------            ----------------
     Total cash and cash equivalents                                     5,662,716                   5,134,764
   Investment securities available for sale                              3,114,400                   3,048,751
   Investment securities held to maturity
     (market value $2,037,500 and $2,001,520)                            1,999,832                   2,002,917
   Loans receivable, net                                               166,950,970                 164,475,289
   Real estate owned, net                                                   10,595                      30,735
   Premises and equipment                                                1,922,870                   1,928,772
   Stock in Federal Home Loan Bank (at cost
     which approximates market)                                          1,134,400                   1,134,400
   Investment in limited partnerships                                    4,842,675                   4,883,175
   Investment in other affiliate                                           650,000                     650,000
   Core deposit intangibles and goodwill                                   775,532                     802,586
   Other assets                                                          9,650,364                   9,871,520
                                                                  ----------------            ----------------
     Total assets                                                     $196,714,354                $193,962,909
                                                                  ================            ================

LIABILITIES
   Deposits                                                           $136,629,417                $134,415,469
   Advances from FHLB                                                   15,457,302                  13,684,302
   Advances by borrowers for taxes and
     insurance                                                             322,378                     208,331
   Other liabilities                                                     8,669,641                   7,998,180
                                                                  ----------------            ----------------
     Total liabilities                                                 161,078,738                 156,306,282

SHAREHOLDERS' EQUITY
Preferred Stock:
     Authorized and unissued--2,000,000 shares                                   0                           0
   Common stock, without par value:
     Authorized--5,000,000 shares
     Issued and outstanding--1,619,240 and
       1,699,307 shares                                                  5,567,959                   7,785,191
   Retained earnings                                                    29,997,774                  29,841,104
   Unrealized gain on securities available for sale                         69,883                      30,332
                                                                  ----------------            ----------------
       Total shareholders' equity                                       35,635,616                  37,656,627
                                                                  ----------------            ----------------
         Total Liabilities and Shareholders' Equity                   $196,714,354                $193,962,909
                                                                  ================            ================

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME

                                                       Three Months Ended
                                                         September 30,
                                                 -----------------------------
                                                    1998              1997
                                                 -----------       -----------
Interest Income
   Loans                                         $ 3,643,893       $ 3,258,100
   Mortgage-backed securities                            427             1,942
   Interest-bearing deposits                          37,663            58,427
   Investment securities                              73,803            92,082
   Other interest and dividend income                 22,960            21,778
                                                 -----------       -----------
     Total interest income                         3,778,746         3,432,329

Interest expense
   Deposits                                        1,714,329         1,562,266
   Advances from FHLB                                232,064           146,925
                                                 -----------       -----------
     Total interest expense                        1,946,393         1,709,191
                                                 -----------       -----------

Net interest income                                1,832,353         1,723,138
   Provision for losses on loans                       9,303             8,825
                                                 -----------       -----------

Net interest income after
   provision for losses on loans                   1,823,050         1,714,313
                                                 -----------       -----------

Other Income
   Net loan servicing fees                            20,552            19,571
   Annuity and other commissions                      21,457            37,897
   Equity in losses of limited partnerships          (40,500)          (89,100)
   Life insurance income and death benefits           41,250            48,793
   Other income                                       81,859            35,154
                                                 -----------       -----------
     Total other income                              124,618            52,315
                                                 -----------       -----------

Other expenses
   Salaries and employee benefits                    670,542           583,961
   Occupancy expense                                  64,677            47,387
   Equipment expense                                  30,242            17,874
   Deposit insurance expense                          33,872            31,638
   Real estate operations, net                        (1,266)             (933)
   Data processing expense                            74,862            39,479
   Advertising                                        27,987            26,684
   Other expenses                                    236,542           156,787
                                                 -----------       -----------
     Total other expenses                          1,137,458           902,877
                                                 -----------       -----------

Income before income taxes                           810,210           863,751

   Income tax expense                                293,080           203,558
                                                 -----------       -----------

Net income                                       $   517,130       $   660,193
                                                 ===========       ===========
Per Share
   Basic earnings per share                      $      0.32       $      0.38
   Diluted earnings per share                    $      0.31       $      0.37
   Dividends                                     $      0.22       $      0.22

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                          Total
                                                      Shareholders'
                                                         Equity
                                               -------------------------------
                                                   1998               1997
                                               ------------       ------------

Balances, July 1                               $ 37,656,627       $ 39,065,819

Comprehensive income
   Net income                                       517,130            660,193
   Other comprehensive income, net of tax
      Unrealized gains on securities                 39,551             18,367
                                               ------------       ------------

    Comprehensive income                            556,681            678,560

Exercise of stock options                            10,830             69,067

Repurchase of common stock                       (2,228,062)

Amortization of unearned compensation                43,956

Cash Dividends                                     (360,460)          (390,268)
                                               ------------       ------------
Balances, September 30                         $ 35,635,616       $ 39,467,134
                                               ============       ============

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                           Three Months Ended
                                                             September 30,
                                                     -----------------------------
                                                        1998              1997
                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $   517,130       $   660,193
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for loan losses                             9,303             8,825
     Equity in loss of limited partnerships               40,500            89,100
     Amortization of net loan origination fees           (45,728)          (38,263)
     Net amortization of investment
          securities' premiums and discounts                 159             1,113
     Amortization of unearned compensation                     0            43,956
     Amortization of core deposits and goodwill           27,053                 0
     Depreciation                                         43,273            23,706
     Deferred income tax                                  35,792             3,811
     Origination of loans for sale                    (1,891,518)       (1,416,307)
     Proceeds from sale of loans                       1,910,123         1,416,307
     Change in:
       Interest receivable                               128,728           (57,997)
       Interest payable and other liabilities            671,461           971,054
       Cash value of insurance                           (41,250)          (48,793)
       Prepaid expense and other assets                  (93,932)          (31,108)
                                                     -----------       -----------

     Net cash provided by operating activities         1,311,094         1,625,597
                                                     -----------       -----------

INVESTING ACTIVITIES
   Proceeds from maturity of investment
     securities held to maturity                               0         1,610,000
   Contribution to limited partnership                   394,062                 0
   Payments on mortgage-backed securities                  2,770           174,970
   Net changes in loans                               (2,665,906)       (3,817,317)
   Purchases of premises and equipment                   (37,371)         (113,395)
   Death benefits received on life insurance                   0           553,793
                                                     -----------       -----------

     Net cash used by investing
       activities                                     (2,306,445)       (1,591,949)
                                                     -----------       -----------

                                                      Three Months Ended
                                                         September 30,
                                                    1998              1997

FINANCING ACTIVITIES
   Net change in:
     Noninterest-bearing deposits, NOW
       passbook and money market savings
       accounts                                  (2,100,500)          322,812
     Certificates of deposit                      4,314,448        (1,513,645)
   Proceeds from FHLB advances                    7,000,000         5,656,000
   Repayment of FHLB advances                    (5,227,000)       (3,000,000)
   Net change in advances by borrowers for
     taxes and insurance                            114,047            76,606
   Proceeds from exercise of stock options           10,830            69,067
   Stock repurchases                             (2,228,062)                0
   Dividends paid                                  (360,460)         (390,268)
                                                -----------       -----------

     Net cash provided by
       financing activities                       1,523,303         1,220,572
                                                -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS             527,952         1,254,220

     Cash and Cash Equivalents,
       Beginning of Period                        5,134,764         3,622,739
                                                -----------       -----------

     Cash and Cash Equivalents,
       End of Period                            $ 5,662,716       $ 4,876,959
                                                ===========       ===========

ADDITIONAL CASH FLOWS AND
   SUPPLEMENTARY INFORMATION
   Interest paid                                $ 1,142,209       $   911,814
   Income tax paid                                   80,000           153,139
   Loan balances transferred to real
     estate owned                                         0            69,694

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments, comprising only normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 1998, results of operations for the three-month period ended September 30, 1998 and 1997, and cash flows for the three-month period ended September 30, 1998 and 1997.

NOTE B: Dividends and Earnings Per Share

On August 17, 1998, the Board of Directors declared a quarterly cash dividend of $.22 per share. This dividend was paid on September 15, 1998 to shareholders of record as of August 28, 1998.

Earnings per share (EPS) were computed as follows:


                                                 Three Months Ended                          Three Months Ended
                                                 September 30, 1998                          September 30, 1997
                                                 ------------------                          ------------------

                                                       Weighted                                     Weighted
                                                       Average        Per Share                     Average       Per Share
                                        Income          Shares         Amount           Income       Shares        Amount
Basic earnings per share
  Income available to
  common shareholders                $     517,130       1,640,284       $   .32      $   660,193     1,771,260      $  .38
                                                                         =======                                     ======

Effect of dilutive securities
  RRP program                                                3,324                                        6,012
  Stock Options                                             41,086                                       47,342
                                     -------------      ----------       -------      -----------    ----------      ------

Diluted earnings per share
  Income available to
  common shareholders and
  assumed conversions                $     517,130       1,667,464       $   .31      $   660,193     1,804,389      $  .37
                                     =============       =========       =======      ===========     =========      ======

NOTE C:  Reporting Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:

                                             Three Months Ended
                                               September 30,

                                       1998                    1997
                                    ----------              ----------
Accumulated comprehensive income
  Balance, July 1                   $   30,337              ($   1,961)
  Net unrealized gains                  39,551                  18,367
                                    ----------              ----------

  Balance, September 30             $   69,883              $   16,406
                                    ==========              ==========

Income tax expense
  Unrealized holding gains          $   25,942              $   12,047
                                    ==========              ==========


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The Company's total assets were $196.7 million at September 30, 1998 compared to $194.0 million at June 30, 1998. Cash and cash equivalents increased $528,000 or 10.28% from June 30, 1998 to September 30, 1998. Loans receivable were $167.0 million at September 30, 1998, an increase of $2.5 million, or 1.5%, from June 30, 1998. This increase is largely due to the origination of 1-4 family and consumer loans.

Deposits increased to $136.6 million at September 30, 1998 compared to $134.4 million at June 30, 1998, a 1.6% increase. This $2.2 million increase represented a $2.1 million decrease in passbook and transaction accounts and an approximate $4.3 million increase in certificate of deposit accounts. This increase in total deposits could partially be attributed to investors looking for less volatile investments due to current stock market conditions.

Other liabilities increased from $8.0 million at June 30, 1998 to $8.7 million at September 30, 1998 as a result of normal operational increases. The increase consisted primarily of a $792,000 increase in accrued interest payable on deposits since a majority of the certificates of deposit compound semi-annually at June 30 and December 31.

Shareholders' equity was $35.6 million at September 30, 1998, compared to $37.7 million at June 30, 1998. This decrease was primarily the result of the Company's stock repurchases during the three months ended September 30, 1998. The Company completed the stock repurchase program from May 1998, during the quarter ended September 30, 1998. In addition, a new repurchase program was announced in August 1998 calling for 81,907 shares to be acquired, of which 61,907 remained outstanding at September 30, 1998.

Net income amounted to $517,130 for the three months ended September 30, 1998. This amount represents a $143,063 decrease from the earnings for the three months ended September 30, 1997 of $660,193. Earnings for the three months ended September 30, 1997 included an additional $100,000 in federal income tax credits as compared to the three months ended September 30, 1998. This reduction of tax credits had the effect of increasing the effective tax rate of the Company from approximately 24% to 36%. Although certain credits have been fully utilized, a more recent investment should generate new credits beginning in 1999 increasing to approximately $370,000 per year based on current projections. Until tax credits resume, the Company will experience this higher effective tax rate. The Company is also experiencing an increase in operating expenses due to two new branches that were opened in October and December, 1997, respectively. As these branches continue to grow, the increased revenues should offset their operating expenses. For the three months ended September 30, 1998, the Bank made a provision of $9,303 for general loan losses compared to $8,825 in loss provisions for the same period in the prior year. Management continues to review its current portfolio to ensure that total loss reserves remain adequate.

Results of Operations Comparison of Three Months Ended September 30, 1998 and September 30, 1997

Net income for the three months ended September 30, 1998 was $517,130 compared with $660,193 for the three months ended September 30, 1997, a decrease of $143,063. Interest income for the three months ended September 30, 1998 increased $346,000 or 10.1% compared to the same period in the prior year, while interest expense for the three months ended September 30, 1998 increased $237,000 or 13.9% compared to the same period in the prior year. As a result, net interest income for the three months ended September 30, 1998 amounted to $1,832,353, an increase of $109,000 or 6.4% compared to the same period in the prior year.

A provision of $9,303 for losses on loans was made for the three months ended September 30, 1998 compared to a provision of $8,825 in the same period last year.

Total other income increased by $72,000 for the three months ended September 30, 1998, compared to the same period in the prior year. This increase was attributed to both a reduction in the amount of losses of limited partnerships and an increase in other income resulting primarily from fee income received in relation to transaction accounts and debit card products.

Total other expenses increased by $235,000, for the three months ended September 30, 1998, compared to the same period in the prior year. The majority of these increases are directly related to the opening of two new branches in late 1997. As a result, the Company has seen an increase in the following areas: salaries and employee benefits, occupancy expense, equipment expense and data processing expense. Other expenses have increased as a result of more transaction accounts and the added costs of operating four ATM's during the quarter ended September 30, 1998, compared to one ATM in the same period of the prior year.

Income tax expense for the three months ended September 30, 1998 amounted to $293,080 compared to income tax expense of $203,558 for the three months ended September 30, 1997. The Company's effective tax rate increased to 36% for the quarter ended September 30, 1998, compared to 24% during the quarter ended September 30, 1997. This was a direct result of a reduction of $100,000 in tax credits for 1998 compared to the prior year's quarter ended September 30, 1997.

The allowance for loan losses amounted to $2.1 million at September 30, 1998, which was unchanged from June 30, 1998 after adjusting for charge-offs and recoveries. Management considered the allowance for loan losses at September 30, 1998, to be adequate to cover estimated losses inherent in the portfolio at that date, and its consideration included probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table illustrates the changes affecting the allowance for loan losses for the three months ended September 30, 1998.

                                        Allowance For
                                        Loan Losses

Balances at July 1, 1998               $     2,087,412
Provision for losses                             9,303
Recoveries                                           0
Loans charged off                              (20,010)
                                       ---------------

Balances at September 30, 1998               2,076,705
                                       ===============

The loan loss reserves to total loans at September 30, 1998 equaled 1.23% of total loans outstanding, compared to 1.25% of total loans outstanding at June 30, 1998. Total nonperforming assets decreased during the three months ended September 30, 1998, from $2.0 million at June 30, 1997 to $1.6 million at September 30, 1998.

Non-performing assets at September 30, 1998 consisted of $1.6 million of loans delinquent greater than 90 days and $11,000 of other real estate owned.

Total non-performing loans totaled .94% of total loans outstanding at September 30, 1998 compared to 1.16% of total loans at June 30, 1998.

As a result of the most recent operating statements of two multi-family real estate loans that the Bank has participated in with another lender, the loans were classified as doubtful or loss. A portion of the Bank's loan loss reserves in the amount of $242,000 has been allocated for potential losses on these projects. As of September 30, 1998, both loans were current.

The following table further depicts the amounts and categories of the Bank's non-performing assets. It is the policy of the Bank that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                        September 30,       June 30,
                                           1998              1998
                                           (Dollars in Thousands)

Accruing loans delinquent
   more than 90 days                       $---               $---
Non-accruing loans:
   Residential                            1,330              1,454
   Multi-family                              --                 --
   Commercial Real Estate                    --                198
   Commercial                               215                268
   Consumer                                  50                 18
Troubled debt restructurings                 --                 --
                                         ------             ------
   Total non-performing loans             1,595              1,938
Real estate owned, net                       11                 31
                                         ------             ------
   Total nonperforming assets            $1,606             $1,969
                                         ======             ======

Non-performing loans to
   total loans                              .94%              1.16%
Non-performing assets to
   total assets                             .82%              1.02%

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


                                                            Three Months Ended September 30
                                                           1998                        1997
                                                              (Dollars in thousands)
                                    Average                           Average   Average                          Average
                                    Balance          Interest          Rate     Balance          Interest          Rate
                                    -------          --------          ----     -------          --------          ----
Total interest-
         earnings assets            $176,490         $3,779            8.56%    $164,550         $3,432            8.34%
Total interest-
         bearing liabilities         150,767          1,946            5.16%     130,149          1,709            5.25%
                                                    -------                                     -------

Net interest income/
         interest rate spread                        $1,833            3.40%                     $1,723            3.09%
                                                     ======                                       =====


Financial Condition

Shareholders' equity at September 30, 1998 was $35,635,616, a decrease of $2,021,011 from June 30, 1998. The Company's equity to asset ratio was 18.12% at September 30, 1998 compared to 19.41% at June 30, 1998. All fully phased-in capital requirements are currently met. The following table depicts the amounts and ratios of the Bank's capital as of September 30, 1998, under each of the three regulatory capital requirements (tangible, core, and fully phased-in risk based):

                                            Tangible       Core      Risk-Based
                                            Capital       Capital     Capital
                                            -------       -------     -------
                                                  (Dollars in thousands)

Amount                                      $ 31,010      $ 31,010    $32,586
As a percent of assets, as defined             16.42%        16.42%     25.95%
Required amount                             $  2,828      $  5,656    $10,047
As a percent of assets, as defined               1.5%          3.0%       8.0%
Capital in excess of
   required amount                          $ 28,182      $ 25,354    $22,539

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 5%, of which 1% must be comprised of short-term investments. At September 30, 1998, the Bank's liquidity ratio was 7.5% of which 4.8% was comprised of short-term investments.

Year 2000

The Company's lending and deposit activities, like those of most financial institutions, depend significantly upon computer systems. The Company is addressing the potential problems associated with the possibility that the computers which control its systems, facilities and infrastructure may not be programmed to read four-digit date codes. This could cause some computer applications to be unable to recognize the change from the year 1999 to the year 2000, which could cause computer systems to generate erroneous data or to fail.

Management recognizes the possibility of certain risks associated with Year 2000 and is continuing to evaluate appropriate courses of corrective action. As of September 30, 1998, the Company has completed an inventory of all hardware and software systems and has made all mission critical classifications. The Company has implemented both an employee awareness program and a customer awareness program aimed at educating people about the efforts being made by the Company as well as bank regulators regarding the Year 2000 issue.

The Company's data processing is performed primarily by a third party servicer. The Company has been informed that its primary service provider anticipates that all reprogramming efforts will be completed by October, 1998, allowing the Company adequate time for testing. In November, 1998, the Company began testing the systems of its primary service provider. Such testing will continue through the next fiscal quarter.

The Company also uses software and hardware which are covered under maintenance agreements with third party vendors. Consequently the Company is dependent on these vendors to conduct its business. The Company has contacted each vendor to request time tables for Year 2000 compliance and the expected costs, if any, to be passed along to the Company. Most of the Company's vendors have provided responses as to where they stand regarding Year 2000 readiness. Those who have not responded to the Company's status requests are being contacted again. Depending on the responses received from the third party vendors, the Company will make decisions as to whether to continue those relationships or to search for new providers of those services.

In addition to possible expenses related to the Company's own systems and those of its service providers, the Company could be affected by the Year 2000 problems affecting any of its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting the borrower. Selected borrowers have been sent questionnaires to assess their readiness. The Company is still in the process of collecting that information.

At this time, it is estimated that costs associated with Year 2000 issues will be less than $50,000 for fiscal 1999. Although management believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that the Company will not incur additional expenses in future periods. Amounts expensed in fiscal 1997 and 1998 were immaterial.

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

The Bank believes it is critical to manage the relationship between interest rates and the effect on its net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. The Bank manages assets and liabilities within the context of the marketplace, regulatory limitations and within is limits on the amount of change in NPV which is acceptable given certain interest rate changes.

The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the relates "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. As the Bank does not meet either of these requirements, it is not required to file Schedule CMR, although it does so voluntarily. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement of their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 70 of the present value of its assets.

Presented below, as of September 30, 1998, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At September 30, 1998, 2% of the present value of the Bank's assets was approximately $3.8 million. Because the interest rate risk of a 200 basis point decrease in market rates (which was greater than the interest rate risk of a 200 basis point increase) was $.3 million at September 30, 1998, the Bank would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS's reporting requirements under this methodology.

                      Net Portfolio Value       NPV as % of PV of Assets
Change        -------------------------------   ------------------------
in Rates      $ Amount     $Change    %Change     NPV Ratio     Change
------------------------------------------------------------------------
                             (Dollars in Thousands)

+400 bp       33,427          -271      -1%         17.86%      +47 bp

+300 bp       34,307           663       2%         18.11%      +71 bp

+200 bp       34,627           982       3%         18.10%      +71 bp

+100 bp       34,274           629       2%         17.81%      +41 bp

   0 bp       33,645

-100 bp       33,290          -354      -1%         17.10%      -30 bp

-200 bp       33,392          -253      -1%         16.99%      -40 bp

-300 bp       33,815           171       1%         17.02%      -37 bp

-400 bp       34,405           761       2%         17.11%      -28 bp

As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Most of the Bank's adjustable-rate loans have interest rate minimums of 6.00% for residential loans and 8.25% for commercial real estate loans. Currently, originations of residential adjustable-rate-mortgages have interest rate minimums of 6.25%. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase although the Bank dos underwrite these mortgages at approximately 4.0% above the origination rate. The Company considers all of these factors in monitoring its exposure to interest rate risk.

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings

Neither  the  Company  nor the Bank were  during the  three-month  period  ended
September 30, 1998, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage loans.

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

          27.1      Financial Data Schedule for Period Ended September 30, 1998

          27.2 Restated Financial Data Schedule for Period Ended September 30, 1997

b)       Reports on Form 8-K

          The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MARION CAPITAL HOLDINGS, INC.



Date: November 11, 1998                   By: /s/ John M. Dalton
                                              --------------------------
                                              John M. Dalton, President



Date: November 11, 1998                   By: /s/ Larry G. Phillips
                                              ----------------------------
                                              Larry G. Phillips, Vice President,
                                              Secretary and Treasurer