Form 10-Q
period 1998-12-31
MARION CAPITAL HOLDINGS INC
filed 1999-02-11
CIK 894372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of February 1, 1999 was 1,486,341.

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

               Consolidated Condensed Statement of Financial Condition as of
                  December 31, 1998 and June 30, 1998..........................2

               Consolidated Condensed Statement of Income for the three-month and six-month periods ended December 31, 1998 and 1997.......3

               Consolidated Condensed Statement of Changes
                  in Shareholders' Equity for the six months
                  ended December 31, 1998......................................4

               Consolidated Condensed Statement of
                  Cash Flows for the six months
                  ended December 31, 1998 and 1997.............................5

               Notes to Consolidated Financial Statements......................7

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........14

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.................................................17

Item 4.     Submission of Matters to Vote of Security Holders.................18

Item 6.     Exhibits and Reports on Form 8-K..................................18

SIGNATURES....................................................................19

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

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                                      December 31,                  June 30,
                                                                          1998                        1998
                                                               --------------------------- ---------------------------
ASSETS
   Cash                                                                 $2,641,152                  $3,211,191
   Short-term interest bearing deposits                                  2,690,334                   1,923,573
                                                                  ----------------            ----------------
     Total cash and cash equivalents                                     5,331,486                   5,134,764
   Investment securities available for sale                              3,079,321                   3,048,751




   Investment securities held to maturity
     (market value $0 and $2,001,520)                                            0                   2,002,917
   Loans receivable, net                                               167,262,121                 164,475,289
   Real estate owned, net                                                                               30,735
   Premises and equipment                                                1,915,478                   1,928,772
   Stock in Federal Home Loan Bank (at cost
     which approximates market)                                          1,134,400                   1,134,400
   Investment in limited partnerships                                    4,777,675                   4,883,175
   Investment in other affiliate                                           650,000                     650,000
   Core deposit intangibles and goodwill                                   749,080                     802,586
   Other assets                                                          9,744,122                   9,871,520
                                                                  ----------------            ----------------
     Total assets                                                     $194,643,683                $193,962,909
                                                                  ================            ================

LIABILITIES
   Deposits                                                           $137,128,384                $134,415,469
   Advances from FHLB                                                   15,272,300                  13,684,302
   Advances by borrowers for taxes and
     insurance                                                             240,159                     208,331
   Other liabilities                                                     7,568,471                   7,998,180
                                                                  ----------------            ----------------
     Total liabilities                                                 160,209,314                 156,306,282

SHAREHOLDERS' EQUITY
   Preferred Stock:
     Authorized and unissued--2,000,000 shares                                   0                           0
   Common stock, without par value:
     Authorized--5,000,000 shares
     Issued and outstanding--1,555,834 and
       1,699,307 shares                                                  4,059,811                   7,785,191
   Retained earnings                                                    30,325,610                  29,841,104
   Unrealized gain on securities available for sale                         48,948                      30,332
                                                                  ----------------            ----------------
       Total shareholders' equity                                       34,434,369                  37,656,627
                                                                  ----------------            ----------------
         Total liabilities and shareholders' equity                   $194,643,683                $193,962,909
                                                                  ================            ================

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                             Three Months Ended               Six Months Ended
                                                December 31,                     December 31,
                                       ----------------------------      ----------------------------
                                          1998             1997             1998             1997
                                       -----------      -----------      -----------      -----------
Interest Income
   Loans                               $ 3,703,316      $ 3,380,286      $ 7,347,209      $ 6,638,386
   Mortgage-backed securities                 (396)             392               31            2,334
   Interest-bearing deposits                33,768           62,621           71,431          121,048
   Investment securities                    60,572           86,688          134,375          178,770
   Other interest and dividend
        income                              22,875           21,118           45,835           42,896
                                       -----------      -----------      -----------      -----------
     Total interest income               3,820,135        3,551,105        7,598,881        6,983,434

Interest expense
   Deposits                              1,702,269        1,588,499        3,416,598        3,150,765
   Advances from FHLB                      233,268          167,537          465,332          314,462
                                       -----------      -----------      -----------      -----------
     Total interest expense              1,935,537        1,756,036        3,881,930        3,465,227

Net interest income                      1,884,598        1,795,069        3,716,951        3,518,207
Provision for losses on loans                6,886            6,729           16,189           15,554
                                       -----------      -----------      -----------      -----------
Net interest income after
   provision                             1,877,712        1,788,340        3,700,762        3,502,653
Other income
   Net loan servicing fees                  18,854           19,467           39,406           39,038
   Annuity and other commissions            24,063           29,562           45,520           67,459
   Equity in losses of limited
     partnerships                          (65,000)         (36,000)        (105,500)        (125,100)
   Life insurance income and death
     benefits                               61,250           43,750          102,500           92,543
   Other income                             92,293           42,171          174,152           77,325
                                       -----------      -----------      -----------      -----------
     Total other income                    131,460           98,950          256,078          151,265
                                       -----------      -----------      -----------      -----------
Other expenses
   Salaries and employee benefits          608,654          637,059        1,279,196        1,221,020
   Occupancy expense                        65,151           59,281          129,828          106,668
   Equipment expense                        32,058           23,616           62,300           41,490
   Deposit insurance expense                32,976           31,652           66,848           63,290
   Real estate operations, net                  19          131,713           (1,247)         130,780
   Data processing expense                  76,272           47,260          151,134           86,739
   Advertising                              41,316           50,819           69,303           77,503
   Amortization of core deposit
     intangibles and goodwill               26,453            9,018           53,506            9,018
   Other expenses                          194,720          184,389          404,209          341,176
                                       -----------      -----------      -----------      -----------
     Total other expenses                1,077,619        1,174,807        2,215,077        2,077,684
                                       -----------      -----------      -----------      -----------
Income before income taxes                 931,553          712,483        1,741,763        1,576,234
   Income tax expense                      347,014          209,865          640,094          413,423
                                       -----------      -----------      -----------      -----------
Net income                             $   584,539      $   502,618      $ 1,101,669      $ 1,162,811
                                       ===========      ===========      ===========      ===========
Per share
   Basic earnings per share            $      0.37      $      0.28      $      0.69      $      0.66
   Diluted earnings per share          $      0.37      $      0.28      $      0.68      $      0.64
   Dividends                           $      0.22      $      0.22      $      0.44      $      0.44

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                   Total
                                                                Shareholders'
                                                                  Equity
                                                      ------------------------------
                                                          1998              1997
Balances, July 1                                      $ 37,656,627      $ 39,065,819

   Comprehensive income
      Net income                                         1,101,669         1,162,811
      Other comprehensive income, net of tax
        Unrealized gains on securities                      18,616            27,040
                                                      ------------      ------------

     Comprehensive income                                1,120,285         1,189,851

   Exercise of stock options                                40,893           211,413
   Repurchase of common stock                           (3,786,575)                0
   Amortization of unearned compensation                         0            87,912
   Tax benefit of stock options exercised and RRP          106,982            96,186
   Cash dividends                                         (703,843)         (782,233)
                                                      ------------      ------------
Balances, December 31                                 $ 34,434,369      $ 39,868,948
                                                      ============      ============

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                           Six Months Ended
                                                              December 31,
                                                     ------------------------------
                                                         1998              1997
                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $  1,101,669      $  1,162,811
   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for loan losses                             16,189            15,554
     Equity in loss of limited partnerships               105,500           125,100
     Amortization of net loan origination fees           (125,680)          (98,561)
     Net amortization of investment
          securities' premiums and discounts                  403             2,226
     Amortization of unearned compensation                      0            87,912
     Amortization of core deposits and goodwill            53,506             9,018
     Depreciation                                          88,267            50,127
     Deferred income tax                                   20,009           (13,582)
     Origination of loans for sale                     (5,681,074)       (2,844,192)
     Proceeds from sale of loans                        3,946,464         2,844,192
     Change in:
       Interest receivable                                197,948           170,545
       Interest payable and other liabilities            (429,709)         (147,342)
       Cash value of insurance                           (102,500)          (92,543)
       Prepaid expense and other assets                    (4,102)           57,546
                                                     ------------      ------------

           Net cash provided (used) by operating         (813,110)        1,328,811
               activities                            ------------      ------------

INVESTING ACTIVITIES
   Proceeds from maturity of investment
     securities held to maturity                        2,000,000         1,610,000
   Payments on mortgage-backed securities                   2,917           214,928
   Net changes in loans                                  (801,328)       (7,900,288)
   Purchases of premises and equipment                    (74,973)         (481,181)
   Death benefits received on life insurance                    0           553,793
   Cash received in branch acquisition                          0        11,544,302
                                                     ------------      ------------

     Net cash provided (used) by investing
       activities                                       1,126,616         5,541,554
                                                     ------------      ------------

(CONTINUED)

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                           FIRST FEDERAL SAVINGS BANK

           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (continued)


                                                              Six Months Ended
                                                                December 31,
                                                           1998              1997
                                                      ------------      ------------
FINANCING ACTIVITIES
   Net change in:
     Interest-bearing demand and savings deposits       (2,298,743)        2,688,133
     Certificates of deposit                             5,011,658        (3,681,801)
   Proceeds from FHLB advances                           8,000,000         6,656,069
   Repayment of FHLB advances                           (6,412,002)       (4,195,907)
   Net change on advances by borrowers for taxes
     and insurance                                          31,828            41,231
   Proceeds from exercise of stock options                  40,893           211,413
   Repurchase of common stock                           (3,786,575)                0
   Dividends paid                                         (703,843)         (782,233)
                                                      ------------      ------------
     Net cash provided (used) by
       financing activities                               (116,784)          936,905
                                                      ------------      ------------

Net change in cash and cash equivalents                    196,722         7,807,270

Cash and Cash Equivalents,
  Beginning of Period                                    5,134,764         3,622,739
                                                      ------------      ------------

Cash and Cash Equivalents,
  End of Period                                          5,331,486      $ 11,430,009
                                                      ============      ============

ADDITIONAL CASH FLOWS AND
   SUPPLEMENTARY INFORMATION
   Interest paid                                         3,906,877      $  3,417,949
   Income tax paid                                         435,000           543,139
   Loan balances transferred to real
     estate owned                                                0           875,342
   Loans to finance the sale of real
     estate owned                                            8,500            68,500
   Loan payable to limited partnership                           0         3,634,406

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments, comprising only normal recurring accruals, necessary to present fairly the Company's financial position as of December 31, 1998, results of operations for the three-month and six-month periods ended December 31, 1998 and 1997, and cash flows for the six-month periods ended December 31, 1998 and 1997.

NOTE B: Dividends and Earnings Per Share

On November 16, 1998, the Board of Directors declared a quarterly cash dividend of $.22 per share. This dividend was paid on December 15, 1998 to shareholders of record as of November 27, 1998.

Earnings per share (EPS) were computed as follows:


                                                   Three Months Ended                        Three Months Ended
                                                    December 31, 1998                         December 31, 1997
                                                    -----------------                         -----------------
                                                         Weighted                                 Weighted
                                                          Average     Per Share                    Average       Per Share
                                            Income        Shares       Amount        Income        Shares         Amount
                                            ------        ------       ------        ------        ------         ------
Basic earnings per share
   Income available to
     common shareholders                      $584,539    1,571,252     $     .37      $502,618     1,766,427     $     .28
                                                                        =========                                 =========
Effect of dilutive securities
   RRP program                                                   --                                     3,702
   Stock options                                             21,976                                    44,000
                                             ---------    ---------                  ----------        ------
Diluted earnings per share
   Income available to
     common shareholders and
     assumed conversions                      $584,539    1,593,228     $     .37      $502,618     1,814,618     $     .28
                                              ========    =========     =========      ========     =========     =========

                                                    Six Months Ended                          Six Months Ended
                                                    December 31, 1998                         December 31, 1997
                                                    -----------------                         -----------------
                                                          Weighted                                 Weighted
                                                           Average        Per                       Average      Per Share
                                                                         Share
                                            Income         Shares       Amount       Income         Shares        Amount
                                            ------         ------       ------       ------         ------        ------
Basic earnings per share
   Income available to common
     shareholders                            $1,101,669    1,605,768    $     .69    $1,162,811     1,762,492     $     .66
                                                                        =========                                 =========
Effect of dilutive securities
   RRP program                                                    --                                    3,435
   Stock options                                              24,578                                   43,332
                                           ------------       ------                -----------        ------
Diluted earnings per share
   Income available to common
     shareholders and assumed
     conversions                             $1,101,669    1,630,346    $     .68    $1,162,811     1,809,259     $     .64
                                             ==========    =========    =========    ==========     =========     =========


NOTE C:  Reporting Comprehensive Income

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:



                                              Six Months Ended
                                                 December 31,
                                        --------------------------------
                                         1998                     1997
                                        -------                 --------
Accumulated comprehensive income
   Balance, July 1                      $30,332                 $( 1,961)
   Net unrealized gains                  18,616                   27,040
                                         ------                   ------

   Balance December 31                  $48,948                  $25,079
                                        =======                  =======

Income tax expense
   Unrealized holding losses            $12,210                  $17,736
                                        =======                  =======


Item. 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General:

The Company's total assets were $194.6 million at December 31, 1998 compared to $194.0 million at June 30, 1998. Cash and cash equivalents increased $.2 million and investment securities decreased $2.0 million from June 30, 1998 to December 31, 1998. Loans receivable were $167.3 million at December 31, 1998, an increase of $2.8 million, or 1.7%, from June 30, 1998. The Company owned no real estate owned at December 31, 1998, down from the $31,000 reported at June 30, 1998.

Deposits increased to $137.1 million at December 31, 1998 compared to $134.4 million at June 30, 1998, a 2.0% increase. This $2.7 million increase represented a $2.3 million decrease in passbook and transaction accounts and an approximate $5.0 million increase in certificate of deposit accounts.

Federal Home Loan Bank advances increased to $15.3 million at December 31, 1998, compared to $13.7 million at June 30, 1998, an 11.6% increase.

Other liabilities decreased from $8.0 million at June 30, 1998 to $7.6 million at December 31, 1998 as a result of normal operational decreases.

Shareholders' equity was $34.4 million at December 31, 1998, compared to $37.7 million at June 30, 1998. As of December 31, 1998, the Company was in the process of repurchasing an additional 5% of its outstanding shares. The current repurchase program was announced in November 1998, totaling 77,891 shares of which 5,000 shares had been repurchased by December 31, 1998. Subsequent to December 31, 1998, 69,493 shares were repurchased in the open market at an average price of $21.94. This reduced the number of shares outstanding to 1,486,341.

Net income for the six months ended December 31, 1998 of $1.1 million represents a 5.3% decrease in income reported for the same period in the prior year. Although net income decreased 5.3%, net interest income increased by $199,000, or 5.6%, for the six month period ended December 31, 1998, compared to the prior period. Also, other income increased by $105,000 due primarily to an increase in fee income for the six months ended December 31, 1998, compared to the six months ended December 31, 1997. Total other expenses increased $137,000, or 6.6%, for the six months ended December 31, 1998. This resulted in pre-tax income increasing by $165,000, or 10.5%, for the six months ended December 31, 1998 compared to the same prior year period.

For the six months ended December 31, 1998, the Bank made a provision of $16,189 for general loan losses compared to $15,554 in loss provisions for the same period in the prior year. Management continues to review its current portfolio to ensure that total loss reserves remain adequate.


Results of Operations Comparison of Three Months Ended December 31. 1998 and December 31,1997

Net interest income for the quarter ended December 31, 1998, equaled $1,884,598, an increase of 5.0% over the quarter ended December 31, 1997 of $1,795,069. Net income for the three months ended December 31, 1998 of $584,539 was a 16.3% increase from the three months ended December

31, 1997 of $502,618. The increase in net income is due in part to the Company incurring $132,000 in additional operating expenses in the prior year's second quarter from operating a nursing home received by a deed in lieu of foreclosure. The after-tax effect amounted to $80,000. Also, as mentioned above, the reduction of federal income tax credits for the three months ended December 31, 1998, caused the Company's effective tax rate to increase to 37% from the prior year's effective tax rate of 29%. Although certain credits have been fully utilized, a more recent investment should generate new credits beginning in 1999 increasing to approximately $370,000 per year based on current projections. Until tax credits resume, the Company will experience this higher effective tax rate.

A provision of $6,886 for losses on loans was made for the three months ended December 31, 1998, compared to a $6,729 provision in the same period last year.

Total other income increased by $32,510 for the three months ended December 31, 1998, compared to the same period in the prior year. This increase is attributed to an increase in fee income on deposit accounts which includes ATM fees and transaction account fees.

Total other expenses increased by $97,188, or 8.3% for the three months ended December 31, 1998, compared to the same period in the prior year. Real estate operations expense decreased $131,694 as the result of operating the nursing home described above. Data processing expense increased as the result of adding the two new branch locations in October and December of 1997, as well as adding additional features including a voice response unit and Sunday processing for our Wal-Mart branch location. Other expense increases were normal operational increases.

Income tax expense for the three months ended December 31, 1998 amounted to $347,024, an increase of $137,149 over the three months ended December 31, 1997, as the result of an increased effective rate. The Company's effective tax rate for the three months ended December 31, 1998 was 37% compared to 29% for the comparable period in 1997. The increase in the effective tax rate was attributed to the expiration of low income housing tax credits as described above.

Results of Operations Comparison of Six Months Ended December 31, 1998 and December 31, 1997.

Net income for the six months ended December 31, 1998 was $1,101,669 compared with $1,162,811 for the six months ended December 31,1997, a decrease of $61,142 or 5.3%. Earnings for the six months ended December 31, 1997, included an additional $150,000 in federal income tax credits as compared to the six months ended December 31, 1998. This reduction of tax credits had the effect of increasing the effective tax rate of the Company from approximately 26% for the six months ended December 31, 1997, to 37% for the six months ended December 31, 1998. Also, in the prior period the Company experienced an additional $132,000 in additional operating expenses from operating a nursing home received by a deed in lieu of foreclosure. The after-tax effect amounted to $79,550. Interest income for the six months ended December 31, 1998, increased to $615,447 or 8.8% compared to the same period in the prior year, while interest expense for the six months ended December 31, 1998, increased $416,703 or 12.0% compared to the same period in the prior year.

As a result, net interest income for the six months ended December 31, 1998, amounted to $3,716,951, an increase of $198,744 or 5.6% compared to the same period in the prior year.

A $16,189 provision for loss on loans for the six months ended December 31, 1998, was made compared to a $15,554 provision reported in the same period last year.

Total other income increased by $104,813 for the six months ended December 31, 1998, compared to the same period in the prior year. This increase is primarily attributable to increased fee income from ATM and transaction accounts. Annuity and security product sales commissions were down $21,939, or 32.5% for the six months ended December 31, 1998, compared to the same period in the prior year.

Total other expenses increased by $137,393 or 6.6% for the six months ended December 31, 1998, compared to the same period in the prior year. Salaries and employee benefits increased $58,176 or 4.8%. Real estate operating expense decreased by $132,027 for the six months ended December 31, 1998, compared to the same period in the prior year as a result of operating the nursing home discussed above. Data processing expense increased as the result of adding the two new branch locations in October and December of 1997, as well as adding additional features including a voice response unit and Sunday processing for our Wal-Mart branch location. Other operational expense increases were normal operational increases and includes the amortization expense of the core deposit premium for the purchase of the Gas City branch which amounted to $53,506 for the six months ended December 31, 1998, compared to $9,018 for the prior six month period.

Income tax expense for the six months ended December 31, 1998, amounted to $640,094, an increase of $226,671 from the six months ended December 31, 1997, as a result of an increase in effective tax rate from 26% for the six months ended December 31, 1997 to 37% for the six months ended December 31, 1998. This change in effective tax rate is primarily the result of a reduction in federal income tax credits as previously described above.

Allowance for loan losses amounted to $2.1 million at December 31, 1998, which was unchanged from June 30, 1998 after adjusting for charge-offs and recoveries. Management considered the allowances for loan and real estate losses at December 31, 1998, to be adequate to cover estimated losses inherent in those portfolios at that date, and its consideration included probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, real estate owned, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table illustrates the changes affecting the allowance for loan losses for the three months ended December 31, 1998.


                                                       Allowance For         Allowance For        Total
                                                       Loan Losses           REO Losses           Allowance
                                                       -------------         ------------         ----------

Balances at July 1, 1998............................        $2,087,412        $        275           $2,087,687
Provision for losses................................            16,189               2,255               18,444
Recoveries..........................................                 0                 130                  130
Loans and REO charged off...........................           (21,327)             (2,660)             (23,987)
                                                           -----------             -------          -----------

Balances at December 31, 1998.......................        $2,082,274        $          0           $2,082,274
                                                            ==========        ============           ==========

The loan loss reserves to total loans at December 31, 1998 equaled 1.23% of total loans outstanding, compared to 1.25% of total loans outstanding at June 30, 1998. Total non-performing assets decreased during the six months ended December 31, 1998, from $2.0 million at June 30, 1998 to $1.6 million at December 31, 1998. Non-performing assets at December 31, 1998 consisted entirely of loans delinquent greater than 90 days.

Total non-performing loans totaled .96% of total loans outstanding at December 31, 1998 compared to 1.16% of total loans at June 30, 1998.

The following table further depicts the amounts and categories of the Bank's non-performing assets. It is the policy of the Bank that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.


                                                     December 31,      June 30,
                                                        1998             1998
                                                     ------------      --------
                                                        (Dollars in Thousands)

Accruing loans delinquent
         more than 90 days.....................      $     ---       $     ---
Non-accruing loans:
         Residential...........................          1,090           1,454
         Multi-family..........................            465             193
         Commercial............................             24               5
         Consumer..............................             40             286
Troubled debt restructurings...................            ---             ---
                                                        ------          ------
         Total non-performing loans............          1,619           1,938
Real estate owned, net.........................              0              31
                                                        ------          ------
         Total non-performing assets...........         $1,619          $1,969
                                                        ======          ======

Non-performing loans to
         total loans...........................          0.96%           1.16%
Non-performing assets to
         total assets..........................          0.83%           1.02%

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

                                                         Three Months Ended December 31,
                                    ------------------------------------------------------------------------------
                                                   1998                                       1997
                                    -------------------------------------        ---------------------------------
                                                               (Dollars in thousands)

                                    Average                       Average        Average                   Average
                                    Balance         Interest         Rate        Balance       Interest       Rate
                                    -------         --------         ----        -------       --------       ----

Total interest-
   earnings assets..............    $176,858         $3,820          8.64%       $167,954        $3,551        8.46%
Total interest-
   bearing liabilities..........     152,063          1,936          5.09%        134,199         1,756        5.23%
                                                      -----                                       -----

Net interest income/
Interest rate spread............                     $1,884          3.55%                       $1,795        3.23%
                                                     ======                                      ======


                                                           Six Months Ended December 31,
                                    ------------------------------------------------------------------------------
                                                   1998                                       1997
                                    -------------------------------------        ---------------------------------
                                                               (Dollars in thousands)

                                    Average                       Average        Average                   Average
                                    Balance         Interest         Rate        Balance       Interest       Rate
                                    -------         --------         ----        -------       --------       ----

Total interest-
   earnings assets..............    $176,470         $7,599          8.61%       $166,379        $6,983        8.39%
Total interest-
   bearing liabilities..........     151,311          3,882          5.13%        132,429         3,465        5.23%
                                                      -----                                       -----

Net interest income/
Interest rate spread............                     $3,717          3.48%                       $3,518        3.16%
                                                     ======                                      ======

Financial Condition

Shareholders' equity at December 31, 1998 was $34,434,369, a decrease of $3,222,258 from June 30, 1998. The Company's equity to asset ratio was 17.69% at December 31, 1998 compared to 19.41% at June 30, 1998. All fully phased-in capital requirements are currently met.

The following table depicts the amounts and ratios of the Bank's capital as of December 31, 1998, under each of the three regulatory capital requirements (tangible, core, and fully phased-in risk based):

                                                     Tangible               Core                Risk-Based
                                                      Capital              Capital                Capital
                                                      -------              -------                -------
                                                                      (Dollars in thousands)

Amount...........................................   $   29,675           $    29,675            $    31,237
As a percent of assets, as defined...............         15.9%                 15.9%                  25.1%
Required amount..................................   $    3,728           $     7,455            $     9,974
As a percent of assets, as defined...............          2.0%                  4.0%                   8.0%
Capital in excess of
    required amount..............................   $   25,947           $    22,220            $    21,263

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 5%, of which 1% must be comprised of short-term investments. At December 31, 1998, the Bank's liquidity ratio was 5.8% of which 3.8% was comprised of short-term investments.

Year 2000

The Company's lending and deposit activities, like those of most financial institutions, depend significantly upon computer systems. The Company is addressing the potential problems associated with the possibility that the computers which control its systems, facilities and infrastructure may not be programmed to read four-digit date codes. This could cause some computer applications to be unable to recognize the change from the year 1999 to the year 2000, which would cause computer systems to generate erroneous data or to fail.

Management recognizes the possibility of certain risks associated with Year 2000 and is continuing to evaluate appropriate courses of corrective action. As of December 31, 1998, the Company has completed an inventory of all hardware and software systems and has made all mission critical classifications. The Company has implemented both an employee awareness program and a customer awareness program aimed at educating people about the efforts being made by the Company as well as bank regulators regarding the Year 2000 issue.

The Company's data processing is performed primarily by a third party servicer. In November, 1998, the Company began testing the systems of its primary service provider. Such testing will continue through the next fiscal quarter. The results from these initial tests disclosed no significant weakness or problems in processing and operating beyond December 31, 1999. Additional tests will continue through the next three quarters.

The Company also uses software and hardware which are covered under maintenance agreements with third party vendors. Consequently, the Company is dependent on these vendors to conduct its business. The Company has contacted each vendor to request time tables for Year 2000 compliance and the expected costs, if any, to be passed along to the Company. Most of the Company's vendors have provided responses as to where they stand regarding Year 2000 readiness. Those who have not responded to the Company's status requests are being contacted again. Depending on the responses received from the third party vendors, the Company will make decisions as to whether to continue those relationships or to search for new providers of those services.

In addition to possible expenses related to the Company's own systems and those of its service providers, the Company could be affected by the Year 2000 problems affecting any of its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting borrower. Selected borrowers have been sent questionnaires to assess their readiness. The Company is still in the process of collecting that information.

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

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://wwwsec.gov).

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

The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "Normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. As the Bank does not meet either of these requirements, it is not required to file Schedule CMR, although it does so voluntarily. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement of their interest rate exposure is greater than "normal." The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 1% of the present value of its assets.

Presented below, as of September 30, 1998, since data from the most recent quarter (December 31, 1998) is not yet available from the OTS, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. At September 30, 1998, 2% of the present value of the Bank's assets was approximately $3.8 million. Because the interest rate risk of a 200 basis point decrease in market rates (which was greater than the interest rate risk of a 200 basis point increase) was $.3 million at September 30, 1998, the Bank would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS's reporting requirements under this methodology. Management believes there has been no significant change in the interest rate risk measures since September 30, 1998.

                Net Portfolio Value                  NPV as % of PV of Assets
Change
in Rates    $ Amount          $ Change   % Change     NPV Ratio        Change
-----------------------------------------------------------------------------
               (Dollars in Thousands)

+400 bp         33,427            -271         -1%         17.86%      +47 bp

+300 bp         34,307             663          2%         18.11%      +71 bp

+200 bp         34,627             982          3%         18.10%      +71 bp

+100 bp         34,274             629          2%         17.81%      +41 bp

   0 bp         33,645

-100bp          33,290           - 354         -1%         17.10%      -30 bp

-200 bp         33,392           - 253         -1%         16.99%      -40 bp

-300 bp         33,815             171          1%         17.02%      -37 bp

-400 bp         34,405             761          2%         17.11%      -28 bp


As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Most of the Bank's adjustable rate loans have interest rate minimums of 6.00% for residential loans and 8.25% for commercial real estate loans. Currently, originations of residential adjustable rate mortgages have interest rate minimums of 6.25%. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase, although the Bank does underwrite these mortgages at approximately 4.0% above the origination rate. The Company considers all of these factors in monitoring its exposure to interest rate risk.

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings

Neither  the  Company  nor the Bank were,  during  the  six-month  period  ended
December 31, 1998, or are as of the date hereof, involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage loans.

Item 4.           Submission of Matters to Vote of Security Holders

On October 8, 1998, the Company held its annual meeting of shareholders, at which time matters submitted to a vote of the shareholders included the election of two Company directors and the approval and ratification of the appointment of Olive LLP as auditors for the fiscal year ending June 30, 1999.

Both director nominees were elected and the appointment of auditors was approved and ratified by a majority of the 1,638,157 issued and outstanding share votes. A tabulation of votes cast as to each matter submitted to shareholders is presented below:

                                                                      Broker
Director Nominees              For           Against     Abstain    Non-Votes
-----------------              ---           -------     -------    ---------
John M. Dalton                 1,512,868     21,986       -0-          -0-
Jack O. Murrell                1,512,418     22,436       -0-          -0-

Other Matters
-------------
Approval and
Ratification of Auditors       1,530,064     3,240       1,550         -0-

Item 6.           Exhibits and Reports on Form 8-K

a)       Exhibits

         3(1)     The  Articles  of   Incorporation   of  the   Registrant   are
                  incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 33- 55052).

         3(2) The Code of By-Laws of the Registrant is incorporated by reference to Exhibit 3(2) to the Registration Statement on Form S-1 (Registration No. 33-55052).

         27       Financial Data Schedule

b)       Reports on Form 8-K

          The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MARION CAPITAL HOLDINGS, INC.



Date: February 11, 1999            By:  /s/ John M. Dalton
                                        --------------------------------------
                                             John M. Dalton, President



Date: February 11, 1999            By:  /s/ Larry G. Phillips
                                        --------------------------------------
                                             Larry G. Phillips, Vice President,
                                             Secretary and Treasurer