Form 10-Q
period 1999-03-31
MARION CAPITAL HOLDINGS INC
filed 1999-05-17
CIK 894372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of May 4, 1999 was 1,494,854.

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

               Consolidated Condensed Statement of Financial Condition as of
               March 31, 1999 and June 30, 1998................................2

               Consolidated Condensed Statement of Income for the three-month and nine-month periods ended March 31, 1999 and 1998............3

               Consolidated Condensed Statement of Shareholders' Equity
               for the nine months ended March 31, 1999........................4

               Consolidated Condensed Statement of Cash Flows for
               the nine months ended March 31, 1999 and 1998...................5

               Notes to Consolidated Financial Statements......................7

Item 2.     Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations........................................9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........16

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.................................................18

Item 6.     Exhibits and Reports on Form 8-K..................................18

SIGNATURES....................................................................19

                           FORWARD LOOKING STATEMENTS

Except for historical information contained herein, the discussion in this Form 10-Q quarterly report includes certain forward-looking statements based upon management expectations. Factors which could cause future results to differ from these expectations include the following: general economic conditions, legislative and regulatory initiatives, monetary and fiscal policies of the federal government, deposit flows, the costs of funds, general market rates of interest, interest rates on competing investments, demand for loan products, demand for financial services, changes in accounting policies or guidelines, and changes in the quality or composition of the Company's loan and investment portfolios.

The Company does not undertake and specifically disclaims any obligation to update any forward- looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 1. Financial Statements

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                        March 31,         June 30,
                                                          1999              1998
                                                      ------------      ------------
ASSETS
  Cash                                                $  2,883,109      $  3,211,191
  Short-term interest bearing deposits                   6,333,266         1,923,573
                                                      ------------      ------------
    Total cash and cash equivalents                      9,216,375         5,134,764

  Investment securities available for sale               3,051,249         3,048,751
  Investment securities held to maturity
    (market value $0 and $2,001,520)                             0         2,002,917
  Loans receivable, net                                164,897,545       164,475,289
  Real estate owned, net                                         0            30,735
  Premises and equipment                                 1,987,795         1,928,772
  Stock in Federal Home Loan Bank (at cost which
    approximates market)                                 1,134,400         1,134,400
  Investment in limited partnerships                     4,742,675         4,883,175
  Investment in other affiliate                            650,000           650,000
  Core deposit intangibles and goodwill                    723,830           802,586
  Other assets                                           9,850,632         9,871,520
                                                      ------------      ------------

    Total assets                                      $196,254,501      $193,962,909
                                                      ============      ============

LIABILITIES

  Deposits                                            $138,951,469      $134,415,469
  Advances from FHLB                                    15,181,300        13,684,302
  Advances by borrowers for taxes and
    insurance                                              433,521           208,331
  Other liabilities                                      8,579,701         7,998,180
                                                      ------------      ------------
    Total liabilities                                  163,145,991       156,306,282

SHAREHOLDERS' EQUITY
  Preferred stock:
    Authorized and unissued -- 2,000,000 shares                  0                 0
  Common stock, without par value:
    Authorized -- 5,000,000 shares
    Issued and outstanding -- 1,492,756 and
      1,699,307 shares                                   7,954,074         7,785,191
  Retained earnings                                     25,123,178        29,841,104
  Accumulated other comprehensive income                    31,258            30,332
                                                      ------------      ------------
    Total shareholder's equity                          33,108,510        37,656,627
                                                      ------------      ------------

    Total liabilities and shareholders' equity        $196,254,501      $193,962,909
                                                      ============      ============

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                 Three Months Ended                   Nine Months Ended
                                                      March 31,                            March 31,
                                          -------------------------------       -------------------------------
                                              1999               1998               1999               1998
                                          ------------       ------------       ------------       ------------
Interest income
  Loans                                   $  3,624,006       $  3,400,099       $ 10,971,215       $ 10,038,485
  Mortgage-backed securities                         0                171                 31              2,505
  Interest-bearing deposits                     52,533            111,262            123,964            232,310
  Investment securities                         47,824             77,947            182,199            256,717
  Other interest and dividend income            22,377             20,659             68,212             63,555
                                          ------------       ------------       ------------       ------------
    Total interest income                    3,746,740          3,610,138         11,345,621         10,593,572

Interest expense
  Deposits                                   1,651,935          1,640,979          5,068,533          4,791,744
  Advances from FHLB                           220,991            162,044            686,323            476,506
                                          ------------       ------------       ------------       ------------
    Total interest expense                   1,872,926          1,803,023          5,754,856          5,268,250

Net interest income                          1,873,814          1,807,115          5,590,765          5,325,322

Provision for losses on loans                    1,400              7,534             17,589             23,088
                                          ------------       ------------       ------------       ------------

Net interest income after provision          1,872,414          1,799,581          5,573,176          5,302,234

Other income
  Net loan servicing fees                       23,057             19,566             62,463             58,604
  Annuity and other commissions                 52,743             27,013             98,263             94,472
  Equity in losses of limited
    partnerships                               (35,000)           (22,500)          (140,500)          (147,600)
  Life insurance income and
    death benefits                              39,750             41,251            142,250            133,794
  Other income                                  87,110             53,568            261,262            130,893
                                          ------------       ------------       ------------       ------------
    Total other income                         167,660            118,898            423,738            270,163
                                          ------------       ------------       ------------       ------------

Other expenses
  Salaries and employee benefits               724,474            681,122          2,003,670          1,902,142
  Occupancy expense                             69,688             74,053            199,516            180,721
  Equipment expense                             34,549             27,731             96,849             69,221
  Deposit insurance expense                     32,855             33,119             99,703             96,409
  Real estate operations, net                   (1,628)            85,592             (2,875)           216,372
  Data processing expense                       77,498             60,242            228,632            146,981
  Advertising                                   20,641             27,944             89,944            105,447
  Amortization of core deposit
    intangibles and goodwill                    25,249             27,053             78,755             36,071
  Other expenses                               204,046            191,545            608,255            532,721
                                          ------------       ------------       ------------       ------------
    Total other expenses                     1,187,372          1,208,401          3,402,449          3,286,085
                                          ------------       ------------       ------------       ------------

Income before income taxes                     852,702            710,078          2,594,465          2,286,312
  Income tax expense                           328,751            189,333            968,845            602,756
                                          ------------       ------------       ------------       ------------

Net income                                $    523,951       $    520,745       $  1,625,620       $  1,683,556
                                          ============       ============       ============       ============

Per share
  Basic earnings per share                $       0.35       $       0.29       $       1.04       $       0.95
  Diluted earnings per share              $       0.35       $       0.29       $       1.02       $       0.93
  Dividends                               $       0.22       $       0.22       $       0.66       $       0.66


                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                   Total
                                                                Shareholders'
                                                                  Equity
                                                       -------------------------------


Balances, July, 1 1998 and July 1, 1997                $ 37,656,627       $ 39,065,819

  Comprehensive income
    Net income                                            1,625,620          1,683,556
    Other comprehensive income, net of tax
      Unrealized gains on securities                            926             34,533
                                                       ------------       ------------

    Comprehensive income                                  1,626,546          1,718,089

  Exercise of stock options                                  61,901            238,453

  Repurchase of common stock                             (5,311,296)          (501,000)

  Amortization of unearned compensation                           0            124,540

  Tax benefit of stock options excercised and RRP           106,982             96,186

  Cash dividends                                         (1,032,250)        (1,176,670)
                                                       ------------       ------------

Balances, March 31, 1999 and March 31, 1998            $ 33,108,510       $ 39,565,417
                                                       ============       ============

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                                      Nine Months Ended
                                                                          March 31,
                                                              -------------------------------
OPERATING ACTIVITIES                                              1999               1998
                                                              ------------       ------------
   Net Income                                                 $  1,625,620       $  1,683,556
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                  17,589             23,088
         Equity in loss of limited partnerships                    140,500            147,600
         Amortization of net loan origination fees                (196,806)          (136,567)
         Net amortization of investment securities'
            premiums and discounts                                     817              2,957
         Amortization of unearned compensation                           0            124,540
         Amortization of core deposits and goodwill                 25,249             27,053
         Depreciation                                              135,101             91,370
         Deferred income tax                                        14,825            (70,271)
         Origination of loans for sale                          (6,743,872)        (2,950,851)
         Proceeds from sale of loans                             7,479,681          2,950,851
         Change in:
            Interest receivable                                    174,463           (162,349)
            Interest payable and other liabilities                 581,521            940,877
            Cash value of insurance                               (142,250)          (133,793)
            Prepaid expense and other assets                        34,584            (27,887)
                                                              ------------       ------------
               Net cash provided by operating activities         3,147,022          2,510,174
                                                              ------------       ------------

INVESTING ACTIVITIES
   Proceeds from maturity of investment securities
      held to maturity                                           2,000,000          2,610,000
   Payments on mortgage-backed securities                            2,917            228,717
   Net changes in loans                                           (850,747)       (11,608,444)
   Purchases of premises and equipment                            (194,124)          (463,552)
   Death benefits received on life insurance                             0            553,793
   Cash received in branch acquisition                                   0         11,544,302
                                                              ------------       ------------
      Net cash provided by investing activities                    958,046          2,864,816
                                                              ------------       ------------


   (CONTINUED)


FINANCING ACTIVITIES
   Net change in:
      Interest-bearing demand and savings deposits              (1,563,053)         3,159,127
      Certificates of deposit                                    6,099,053         (4,371,150)
   Proceeds from FHLB advances                                   8,909,000          6,656,000
   Repayment of FHLB advances                                   (7,412,002)        (4,195,907)
   Net change in advances by borrowers for taxes
      and insurance                                                225,190            152,125
   Proceeds from exercise of stock options                          61,901            238,453
   Repurchase of common stock                                   (5,311,296)          (501,000)
   Dividends paid                                               (1,032,250)        (1,176,670)
                                                              ------------       ------------
      Net cash used by financing activities                        (23,457)           (39,022)

                                                              ------------       ------------
Net change in cash and cash equivalents                          4,081,611          5,335,968

Cash and Cash Equivalents, Beginning of Period                   5,134,764          3,622,739
                                                              ------------       ------------

Cash and Cash Equivalents, End of Period                      $  9,216,375       $  8,958,707
                                                              ============       ============

ADDITIONAL CASH FLOWS AND
SUPPLEMENTARY INFORMATION
   Interest paid                                              $  5,014,576       $  4,464,777
   Income tax paid                                                 585,000            596,139
   Loan balances transferred to real estate owned                        0          1,141,907
   Loans to finance the sale of real estate owned                    8,500          1,248,715
   Loan payable to limited partnership                                   0          3,634,406


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments, comprising only normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 1999, results of operations for the three-month and nine month periods ended March 31, 1999 and 1998, and cash flows for the nine month periods ended March 31, 1999 and 1998.

NOTE B: Dividends and Earnings Per Share

On February 16, 1999, the Board of Directors declared a quarterly cash dividend of $.22 per share. This dividend was paid on March 15, 1999 to shareholders of record as of March 1, 1999.

Earnings per share (EPS) were computed as follows:


                                              Three Months Ended                       Three Months Ended
                                                March 31, 1999                           March 31, 1998
                                                --------------                           --------------

                                                    Weighted                                Weighted
                                                    Average       Per Share                 Average       Per Share
                                       Income       Shares         Amount    Income         Shares         Amount
Basis earnings per share
 Income available to
 common shareholders               $  523,951      1,493,227      $   .35   $ 520,745      1,770,586      $      .29
                                                                  =======                                 ==========

Effect of dilutive securities
 RRP program                                                                                   3,102
 Stock Options                                        17,432                                  36,595
                                    ---------     ----------                ---------     ----------

Diluted earnings per share
 Income available to
 common shareholders and
 assumed conversions               $  523,951      1,510,659      $   .35   $ 520,745      1,810,283      $      .29
                                   ==========      =========      =======   =========      =========      ==========


                                               Nine Months Ended                                 Nine Months ended
                                                 March 31, 1999                                    March 31, 1998
                                                 --------------                                    --------------

                                                     Weighted                                         Weighted
                                                      Average        Per Share                        Average      Per Share
                                     Income            Shares         Amount           Income          Shares       Amount

Basis earnings per share
 Income available to
 common shareholders                $1,625,620       1,568,802       $1.04           $1,683,556      1,765,161       $.95
                                                                     =====                                           ====

Effect of dilutive securities
 RRP program                                                --                                           3,324
 Stock Options                                          22,198                                          41,086
                                    ----------       ---------                        ---------      ---------

Diluted earnings per share
  Income available to
  common shareholders and
  assumed conversions               $1,625,620        1,591,000      $1.02           $1,683,556      1,809,571       $.93
                                    ==========        =========      =====           ==========      =========       ====




NOTE C: Reporting Comprehensive Income

The Company adopted Statement of financial Accounting Standards No. 130, Reporting comprehensive Income. Comprehensive income includes unrealized gains on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:

                                             Nine Months Ended
                                                 March 31
                                           ---------------------
                                             1999         1998
                                           --------     --------
Accumulated other comprehensive income
  Balance, July 1                          $ 30,332     $ (1,961)
  Net unrealized gains                          926       34,533
                                           --------     --------

  Balance, March 31                        $ 31,258     $ 32,572
                                           ========     ========

Income tax expense
  Unrealized holding gains                 $    607     $ 22,650
                                           ========     ========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's total assets were $196.3 million at March 31, 1999 compared to $194.0 million at June 30, 1998. Cash and cash equivalents increased $4.1 million and investment securities decreased $2.0 million from June 30, 1998 to March 31, 1999. Net loans receivable were $164.9 million at March 31, 1999, an increase of $.4 million, or .3%, from June 30, 1998. The Company owned no real estate owned at March 31, 1999, down from the $31,000 reported at June 30, 1998.

Deposits increased to $138.9 million at March 31, 1999 compared to $134.4 million at June 30, 1998, a 3.4% increase. This $4.5 million increase represented a $1.6 million decrease in passbook and transaction accounts and an approximate $6.1 million increase in certificate of deposit accounts.


Federal Home Loan Bank advances increased to $15.2 million at March 31, 1999, compared to $13.7 million at June 30, 1998, an 10.9% increase.

Shareholders' equity was $33.1 million at March 31, 1999, compared to $37.7 million at June 30, 1998. During the nine months ended March 31, 1999, the Company repurchased 217,550 shares of common stock in the open market at a cost of $5.3 million, or an average price of $24.41 per share. During the quarter ended March 31, 1999, the Company repurchased 69,493 shares of common stock in the open market at an average price of $21.94. This reduced the number of shares outstanding to 1,492,756 at March 31, 1999.

Net income for the nine months ended March 31, 1999 of $1.6 million represents a 3.4% decrease in income reported for the same period in the prior year. Net interest income, other income and other expenses increased resulting in an increase in pre-tax income of $308,000, or 13.5%, for the nine months ended March 31, 1999, compared to the same prior year period. Income tax expense increased by $366,000 for the period ended March 31, 1999, due to the increase in pre-tax income and a reduction in tax credits recorded causing the decreased in net income.

Results of Operations Comparison of Three Months Ended March 31, 1999 and March 31, 1998

Net income for the three months ended March 31, 1999 of $523,951 was a .6% increase from the three months ended March 31, 1998 of $520,745. Net interest income for the quarter ended March 31, 1999, equaled $1,873,814, an increase of 3.7% over the quarter ended March 31, 1998 of $1,807,115. Pre-tax income for the quarter ended March 31, 1999, equaled $852,702, an increase of 20.1% over the quarter ended March 31, 1998 of $710,078. The reduction of federal income tax credits for the three months ended March 31, 1999, caused the Company's effective tax rate to increase to 38% from the prior year's effective tax rate of 27%. Although certain credits have been fully utilized, a more recent investment should generate new credits beginning in mid 1999 increasing to approximately $370,000 per year based on current projections. Until tax credits resume, the Company will experience this higher effective tax rate.

A provision of $1,400 for losses on loans was made for the three months ended March 31, 1999 compared to a $7,534 provision in the same period last year. The Company has reduced its provision for losses since desired reserve levels have been obtained in prior years.

Total other income increased by $48,762 for the three months ended March 31, 1999, compared to the same period in the prior year. This increase is attributable to an increase in fee income on deposit accounts which includes ATM fees and transaction account fees and increased commissions from annuity and mutual fund sales.

Total other expenses decreased by $21,029, or 1.7% for the three months ended March 31, 1999, compared to the same period in the prior year. Real estate operations expense decreased $87,220 as a result of the 1998 period including expenses of operating the nursing home received by deed in lieu of foreclosure. Data processing expense, salaries and benefits increased as the result of adding the two new branch locations in October and December of 1998, as well as adding additional features including a voice response unit and Sunday processing for our Wal-Mart branch location.

Income tax expense for the three months ended March 31, 1999 amounted to $328,751, an increase of $139,418 over the three months ended March 31, 1998, which resulted in an increased effective rate. The Company's effective tax rate for the three months ended December 31, 1998 was 38%, compared to 27% for the comparable period in 1998. The increase in the effective tax rate was attributed to the expiration of low income housing tax credits as described above.

Results of Operations Comparison of Nine Months Ended March 31, 1999 and March 31, 1998

Net income for the nine months ended March 31, 1999, was $1,625,620 compared with $1,683,556 for the nine months ended March 31, 1998, a decrease of $57,936, or 3.4%. Interest income for the nine months ended March 31, 1999, increased $752,049 or 7.1% compared to the same period in the prior year, while interest expense for the nine months ended March 31, 1999, increased $486,606 or 9.2% compared to the same period in the prior year. As a result, net interest income for the nine months ended March 31, 1999, amounted to $5,590,765, an increase of $265,443 or 5.0% compared to the same period in the prior year. Earnings for the nine months ended March 31, 1998, included an additional $225,000 in federal income tax credits as compared to the nine months ended March 31, 1999. This reduction of tax credits had the effect of increasing the effective tax rate of the Company from approximately 26% for the nine months ended March 31, 1998, to 37% for the nine months ended March 31, 1999.

A $17,589 provision for loss on loans for the nine months ended March 31, 1999, was made compared to a $23,088 provision reported in the same period last year.

Total other income increased by $153,575 for the nine months ended March 31, 1999, compared to the same period in the prior year. This increase is primarily attributable to increased fee income from ATM and transaction accounts.

Total other expenses increased by $116,364 or 3.5% for the nine months ended March 31, 1999, compared to the same period in the prior year. Salaries and employee benefits increased $101,528 or 5.3%, due to normal operational increases. Real estate operating expense decreased by $219,247 for the nine months ended March 31, 1999, compared to the same period in the prior year as a result of the expenses associated with operating the nursing home in the prior period. Data processing expense increased $81,651 as the result of adding the two new branch locations in October and December of 1998, as well as adding additional features including a voice response unit and Sunday processing for our Wal-Mart branch location. Other operational expense increases of $75,534 were generally normal operational increases and included the amortization of the premium for the purchase of the Gas City branch which amounted to $78,755 for the nine months ended March 31, 1999, compared to $36,071 for the prior nine month period.

Income tax expense for the nine months ended March 31, 1999, amounted to $968,845, an increase of $366,089 from the nine months ended March 31, 1998, resulting in an increase in the effective tax rate from 26% for the nine months ended March 31, 1998 to 37% for the nine months ended March 31, 1999. This change in effective tax rate is the result of an increase in pre-tax income and a reduction in federal income tax credits as previously described above.

Allowance for loan losses amounted to $2.1 million at March 31, 1999, which was unchanged from June 30, 1998 after adjusting for charge-offs and recoveries. Management considered the allowances for loan and real estate losses at March 31, 1999, to be adequate to cover estimated losses inherent in those portfolios at that date, and its consideration included probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, real estate owned, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table illustrates the changes affecting the allowance for loan losses for the three months ended March 31, 1999.


                                 Allowance For    Allowance For       Total
                                  Loan Losses      REO Losses       Allowance


Balances at July 1, 1998 ....... $ 2,087,412      $       275      $ 2,087,687
Provision for losses ...........      17,589            2,255           19,844
Recoveries .....................           0              130              130
Loans and REO charged off.......     (29,487)          (2,660)         (32,147)
                                 -----------      -----------      -----------
Balances at March 31, 1999...... $ 2,075,514      $         0      $ 2,075,514
                                 ===========      ===========      ===========

The loan loss reserves to total loans at March 31, 1999 equaled 1.24% of total loans outstanding, compared to 1.25% of total loans outstanding at June 30, 1998. Total non-performing assets decreased during the nine months ended March 31, 1999, from $2.0 million at June 30, 1998 to $1.6 million at March 31, 1999. Non-performing assets at March 31, 1999 consisted entirely of loans delinquent greater than 90 days.

Total non-performing loans totaled .93% of total loans outstanding at March 31, 1999 compared to 1.16% of total loans at June 30, 1998.

The following table further depicts the amounts and categories of the Bank's non-performing assets. It is the policy of the Bank that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectable for any loan past due in excess of 90 days. All loans delinquent over 90 days are placed in non-accrual status. Any loan deemed to be uncollectible is charged off.

                                       March 31,     June 30,
                                        1998           1998
                                       ------         ------
                                       (Dollars in Thousands)

Accruing loans delinquent
    more than 90 days .........          $---           $---
Non-accruing loans:
    Residential ...............           985          1,454
    Multi-family ..............           464            193
    Commercial ................            71              5
    Consumer ..................            33            286
Troubled debt restructurings ..            --             --
                                       ------         ------
   Total non-performing loans .         1,553          1,938
Real estate owned, net ........             0             31
                                       ------         ------
    Total non-performing assets        $1,553         $1,969
                                       ======         ======

Non-performing loans to
    total loans ...............          0.93%          1.16%
Non-performing assets to
    total assets ..............          0.79%          1.02%

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


                                                   Three Months Ended March 31
                               -------------------------------------------------------------------
                                             1999                              1998
                               --------------------------------    -------------------------------
                                                     (Dollars in thousands)

                               Average                  Average    Average                 Average
                               Balance     Interest      Rate      Balance   Interest       Rate
                               -------     --------      ----      -------   --------       ----

Total interest-
  earnings assets ...........  $175,724    $  3,747     8.53%     $175,316    $  3,610       8.24%
Total interest-
  bearing liabilities .......   153,192       1,873     4.89%      143,532       1,803       5.02%
                                           --------                           --------

Net interest income/
Interest rate spread ........              $  1,874     3.64%                 $  1,807       3.21%
                                           ========                           ========


                                                    Nine Months Ended March 31
                               -------------------------------------------------------------------
                                             1999                              1998
                               --------------------------------    -------------------------------
                                                     (Dollars in thousands)

                               Average                  Average    Average                 Average
                               Balance     Interest      Rate      Balance   Interest       Rate
                               -------     --------      ----      -------   --------       ----

Total interest-
  earnings assets ........... $176,260    $ 11,346      8.58%     $169,202   $ 10,594        .35%
Total interest-
  bearing liabilities .......  150,421       5,755      5.10%      135,768      5,268       5.17%
                                          --------                           --------

Net interest income/
Interest rate spread ........             $  5,591      3.48%                $  5,326       3.18%
                                          ========                           ========


Shareholders' Equity

Shareholders' equity at March 31, 1999 was $33,108,510, a decrease of $4,548,117 from June 30, 1998. The Company's equity to asset ratio was 16.87% at March 31, 1999 compared to 19.41% at June 30, 1998. All fully phased-in capital requirements are currently met. The following table depicts the amounts and ratios of the Bank's capital as of March 31, 1999, under each of the three regulatory capital requirements (tangible, core, and fully phased-in risk based):

                                        Tangible       Core        Risk-Based
                                        Capital       Capital        Capital
                                        -------       -------        -------
                                               (Dollars in thousands)

Amount .............................    $28,184       $28,184         $29,764
As a percent of assets, as defined..       15.0%         15.0%           23.6%
Required amount ....................    $ 3,755       $ 7,511         $10,091
As a percent of assets, as defined..        2.0%          4.0%            8.0%
Capital in excess of
   required amount .................    $24,429       $20,673         $19,673


      Liquidity and Capital Resources

      The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 5%, of which 1% must be comprised of short-term investments. At March 31, 1999, the Bank's liquidity ratio was 8.4% of which 6.3% was comprised of short-term investments.


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

      Management recognizes the possibility of certain risks associated with Year 2000 and is continuing to evaluate appropriate courses of corrective action. As of March 31, 1999, the Company has completed an inventory of all hardware and software systems and has made all mission critical classifications. The Company has implemented both an employee awareness program and a customer awareness program aimed at educating people about the efforts being made by the Company as well as bank regulators regarding the Year 2000 issue.

      The Company's data processing is performed primarily by a third party servicer. In November, 1998, the Company began testing the systems of its primary service provider. Such testing was continued and completed the quarter ended March 31, 1999. The results from these extensive tests disclosed no significant weakness or problems in processing and operating beyond December 31, 1999.

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

      In addition to possible expenses related to the Company's own systems and those of its service providers, the Company could be affected by the Year 2000 problems affecting any of its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting the borrower. Selected borrowers were sent questionnaires to assess their readiness. Those who did not respond to the initial inquiry have been sent a second request. The Company is still in the process of collecting that information.

      The Company has completed a Year 2000 Business Continuity Plan which addresses the ability to continue operations in the event of power or telecommunication outages. Although complete, the Year 2000 Committee will systematically monitor the Plan and make changes where necessary.

      At this time, it is estimated that costs associated with Year 2000 issues will be less than $75,000 for fiscal 1999. Although management believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that t he Company will not incur additional expenses in future periods. Amounts expensed in fiscal 1998 and 1998 were immaterial.

      Other

      The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://www.sec.gov).

      Item 3:  Quantitative and Qualitative Disclosure About Market Risk

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

      The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed changed in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "Normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associates which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. As the Bank does not meet either of these requirements, it is not required to file Schedule CMR, although it does no voluntarily. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) form their total capital available to calculate their risk based capital requirement of their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease
(whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

      Presented below, as of March 31, 1999, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changed in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At March 31, 1999,

2% of the present value of the Bank's assets was approximately $3.8 million. Because the interest rate risk of a 200 basis point decrease in market rates (which was greater than the interest rate risk of a 200 basis point increase) was $.8 million at March 31, 1999, the Bank would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS's reporting requirements under this methodology.



              Net Portfolio Value                    NPV as % of PV of Assets
Change
in Rates    $ Amount          $ Change         % Change        NPV Ratio         Change
---------------------------------------------------------------------------------------
               (Dollars in Thousands)

+300 bp         31,673           - 296              - 1%            16.89%          +30 bp

+200 bp         32,374             405                1%            17.06%          +47 bp

+100 bp         32,455             486                2%            16.96%          +36 bp

   0 bp         31,969                                              16.59%

-100 bp         31,436           - 533              - 2%            16.21%          -38 bp

-200 bp         31,216           - 752              - 2%            15.97%          -62 bp

-300 bp         31,292           - 677              - 2%            15.85%          -74 bp

      As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Most of the Bank's adjustable rate loans have interest rate minimums of 6.00% for residential loans and 8.50% for commercial real estate loans. Currently, originations of residential adjustable rate mortgages have interest rate minimums of 6.25%. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase although the Bank does underwrite these mortgages at approximately 2.0% above the origination rate. The Company considers all of these factors in monitoring its exposure to interest rate risk.

                            PART II OTHER INFORMATION

      Item 1.              Legal Proceedings

      Neither the Company nor the Bank were, during the nine-month period ended March 31, 1999, or are, as of the date hereof, involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage loans.

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

         27       Financial Data Schedule

      b) Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                                     Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MARION CAPITAL HOLDINGS, INC.



      Date: May 14, 1999                  By:/s/ Steven L. Banks
                                             ----------------------------
                                             Steven L. Banks, President



      Date: May 14, 1999                  By: /s/ Larry G. Phillips
                                             ----------------------------
                                             Larry G. Phillips, Vice President,
                                             Secretary and Treasurer