Form 10-K
period 1999-06-30
MARION CAPITAL HOLDINGS INC
filed 1999-09-28
CIK 894372

================================================================================
                                    FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1999
                                       or

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

The aggregate market value of the issuer's voting stock held by non-affiliates, as of August 23, 1999, was $28,090,725.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of August 23, 1999, was 1,440,550 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 1999 are incorporated into Part II. Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated into Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 37 Pages

================================================================================

                          MARION CAPITAL HOLDINGS, INC.
                                    Form 10-K
                                      INDEX


                                                                            Page
Forward Looking Statements................................................    3

PART 1

Item 1.       Business....................................................    3
Item 2.       Properties..................................................   34
Item 3.       Legal Proceedings...........................................   34
Item 4.       Submission of Matters to a Vote of Security Holders.........   34
Item 4.5.     Executive Officers of MCHI..................................   34

PART II

Item 5.       Market for Registrant's Common Equity and Related
                  Stockholder Matters.....................................   35
Item 6.       Selected Consolidated Financial Data........................   35
Item 7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................   35
Item 7A.      Quantitative and Qualtative Disclosures About Market Risk...   36
Item 8.       Financial Statements and Supplementary Data.................   36
Item 9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.....................   36

PART III

Item 10.      Directors and Executive Officers of the Registrant..........   36
Item 11.      Executive Compensation......................................   36
Item 12.      Security Ownership of Certain Beneficial Owners
                  and Management..........................................   36
Item 13.      Certain Relationships and Related Transactions..............   36

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K.............................................   37
Signatures        ........................................................   38

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

         The Bank offers a number of consumer and commercial financial services. These services include: (i) residential and commercial real estate loans; (ii) multi-family loans; (iii) construction loans; (iv) installment loans; (v) loans secured by deposits; (vi) auto loans; (vii) NOW accounts; (viii) consumer and commercial demand and time deposit accounts; (ix) individual retirement accounts; and (x) tax deferred annuities and mutual funds through its service corporation subsidiary, First Marion Service Corporation ("First Marion"). The Bank provides these services at four full-service offices, two in Marion, one in Decatur, Indiana (which will be sold to another financial institution in September 1999) and one in Gas City, Indiana. The Bank's market area for loans and deposits consists of Grant and surrounding counties and Adams County in Indiana.

         The Company's primary source of revenue is interest income from the Bank's lending activities. The Bank's principal lending activity is the origination of conventional mortgage loans to enable borrowers to purchase or refinance one- to four-family residential real property. At June 30, 1999, 59.2% of the Company's total loan portfolio consisted of conventional mortgage loans on residential real property. These loans are generally secured by first mortgages on the property. Substantially all of the residential real estate loans originated by the Bank are secured by properties located in Grant and Adams Counties. The Bank also offers secured and unsecured consumer-related loans (including installment loans, loans secured by deposits, home equity loans, and auto loans). The Company has a significant commercial real estate portfolio, with a balance of $32.9 million at June 30, 1999, or 19.2% of total loans. The Bank also makes construction loans, which constituted $6.3 million or 3.7% of the Company's total loans at June 30, 1999, and commercial loans, which are generally not secured by real estate, of $10.9 million, or 6.4%.

         In the early 1980s most savings institutions' loan portfolios consisted of long-term fixed-rate loans which then carried low interest rates. At the same time, most savings associations had to pay competitive and high market interest rates in order to maintain deposits. This resulted in a "negative" interest spread. The Bank experienced these problems, but responded to them as changes in regulations over the period permitted, and has been quite successful in managing its interest rate risk. Among its strategies has been an emphasis on originating adjustable-rate mortgage loans ("ARMs") which permit the Bank to better match the interest it earns on mortgage loans with the interest it pays on deposits, with interest rate minimums. As of June 30, 1999, ARMs constituted 85.7% of the Company's total mortgage loan portfolio. Additionally, the Bank attempts to lengthen liability repricing by aggressively pricing longer term certificates of deposit during periods of relatively low interest rates and investing in intermediate-term or variable-rate investment securities.

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Company's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and deferred net loan fees on loans.

                                                                             At June 30,
                                  ------------------------------------------------------------------------------------------------
                                       1999                 1998                1997               1996               1995
                                  ----------------    -----------------    ----------------   ----------------    ----------------
                                           Percent              Percent             Percent            Percent             Percent
                                  Amount  of Total    Amount   of Total    Amount  of Total   Amount  of Total    Amount  of Total
                                  ------  --------    ------   --------    ------  --------   ------  --------    ------  --------
                                                                        (Dollars In Thousands)
TYPE OF LOAN
Mortgage loans:
   Residential.................. $101,512   59.18%   $103,719   61.14%    $ 97,017  63.42%$    87,106   58.85%  $  81,651   57.24%
   Commercial real estate.......   32,918   19.19      31,857   18.78       31,122  20.35      36,170   24.43      35,937   25.19
   Multi-family.................    9,295    5.42      11,014    6.49       11,394   7.45      15,573   10.52      14,495   10.16
Construction:
   Residential..................    3,674    2.14       2,742    1.62        3,555   2.32       3,904    2.64       3,448    2.42
   Commercial real estate.......    2,658    1.55       4,542    2.68        1,144    .75         506     .34       1,257     .88
   Multi-family.................      ---      ---        ---      ---         ---     ---        584     .39       2,627    1.84
Consumer loans:
   Installment loans............    3,957    2.31       2,417    1.42        3,613   2.37       2,725    1.85       1,897    1.33
   Loans secured by deposits....      867     .50       1,027     .61          895    .58         883     .60         797     .56
   Home equity loans............    3,665    2.14       2,496    1.47        1,376    .90         399     .27         405     .28
   Auto loans...................    2,075    1.21       1,323     .78          325    .21         169     .11         120     .09
Commercial loans................   10,914    6.36       8,511    5.01        2,525   1.65           7     .00           9     .01
                                 --------  ------    --------  ------     -------- ------    --------  ------    --------  ------
   Gross loans receivable....... $171,535  100.00%   $169,648  100.00%    $152,966 100.00%   $148,026  100.00%   $142,643  100.00%
                                 ========  ======    ========  ======     ======== ======    ========  ======    ========  ======

TYPE OF SECURITY
   Residential (1).............. $108,851   63.46%   $108,957   64.23%    $101,948  66.65%$    91,409   61.75%  $  85,504   59.94%
   Commercial real estate.......   35,576   20.74      36,399   21.46       32,266  21.09      36,688   24.78      37,219   26.08
   Multi-family.................    9,295    5.42      11,014    6.49       11,394   7.45      16,157   10.91      17,122   12.00
   Autos........................    2,075    1.21       1,323     .78          325    .21         169     .11         120     .08
   Deposits.....................      867     .50       1,027     .61          895    .58         883     .60         797     .56
   Other security...............   10,914    6.36       8,511    5.01        2,525   1.65           7     .00           9     .01
   Unsecured....................    3,957    2.31       2,417    1.42        3,613   2.37       2,725    1.85       1,897    1.33
                                 --------  ------    --------  ------     -------- ------    --------  ------    --------  ------
   Gross loans receivable.......  171,535  100.00     169,648  100.00      152,966 100.00     148,026  100.00     142,643  100.00
                                 --------  ------    --------  ------     -------- ------    --------  ------    --------  ------
Deduct:
Allowance for loan losses ......    2,272    1.32       2,087    1.23        2,032   1.33       2,009    1.36       2,013    1.41
Deferred net loan fees..........      270     .15         300     .18          277    .18         313     .21         303     .21
Loans in process................    3,196    1.86       3,663    2.16        2,626   1.72       2,539    1.71       4,004    2.81
   Net loans receivable......... $165,797   96.65%   $163,598   96.43%    $148,031  96.77%   $143,165   96.72%   $136,323   95.57%
                                 --------  ------    --------  ------     -------- ------    --------  ------    --------  ------
Mortgage Loans
   Adjustable rate.............. $128,554   85.67%   $130,100   84.55%    $128,799  89.30%   $128,811   89.55%   $120,496   86.43%
   Fixed rate...................   21,503   14.33      23,774   15.45       15,433  10.70      15,032   10.45      18,919   13.57
                                 --------  ------    --------  ------     -------- ------    --------  ------    --------  ------
     Total...................... $150,057  100.00%   $153,874  100.00%    $144,232 100.00%   $143,843  100.00%   $139,415  100.00%
                                 ========  ======    ========  ======     ======== ======    ========  ======    ========  ======

---------
(1)  Includes home equity loans.

     The following table sets forth certain information at June 30, 1999, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                                              Due During Years Ended June 30,
                              Balance       ----------------------------------------------------------------------
                             Outstanding                                    2003     2005     2010         2015
                              At June                                        to       to       to           and
                                1999         2000      2001      2002       2004     2009     2014      following
                             ----------     -----     -----     ------    ------   -------   --------   ---------
                                                                 (In Thousands)
Mortgage loans:
   Residential............    $105,186       $990      $337      $387     $2,051   $14,516    $34,448      $52,457
   Multi-family...........       9,295        462       ---       126        499     3,463      2,723        2,022
   Commercial real
     estate...............      35,576      3,166       834       347      1,338     7,821     12,313        9,757
Consumer loans:
   Home equity............       3,665         10       ---       ---        ---        29        ---        3,626
   Auto...................       2,075         69       168       455      1,361        22        ---          ---
   Installment............       3,957        638       247       488      1,938       483         92           71
   Loans secured
     by deposits..........         867        675       169        10         13       ---        ---          ---
Commercial loans..........      10,914      3,080       300       344      1,602     5,248        340          ---
                              --------     ------    ------    ------     ------   -------    -------      -------
   Total..................    $171,535     $9,090    $2,055    $2,157     $8,802   $31,582    $49,916      $67,933
                              ========     ======    ======    ======     ======   =======    =======      =======


      The following table sets forth, as of June 30, 1999, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable interest rates.


                                                                 Due After June 30, 2000
                                                  --------------------------------------------------
                                                  Fixed Rates       Variable Rates           Total
                                                  -----------       --------------         ---------
                                                                       (In Thousands)
Mortgage loans:
     Residential...............................    $10,971                $93,225           $104,196
     Multi-family..............................      1,661                  7,172              8,833
     Commercial real estate....................      2,243                 30,167             32,410
Consumer loans:
     Home equity...............................        ---                  3,655              3,655
     Auto......................................      2,006                    ---              2,006
     Installment...............................      3,272                     47              3,319
     Loan secured by deposits..................        192                    ---                192
Commercial loans ..............................      6,001                  1,833              7,834
                                                   -------               --------           --------
     Total.....................................    $26,346               $136,099           $162,445
                                                   =======               ========           ========


         Residential Loans. Residential loans consist of one-to-four family loans. Approximately $101.5 million, or 59.2%, of the Company's portfolio of loans at June 30, 1999, consisted of one- to four-family mortgage loans, of which approximately 85.7% had adjustable rates. The Company is currently selling to the Federal Home Loan Mortgage Corporation (the "FHLMC") 95% of the principal balance on fixed rate loans originated with terms in excess of 15 years and retaining all of the servicing rights on these loans. The option to retain or sell fixed rate loans will be evaluated from time to time. During the year ended June 30, 1999, $9.0 million in loans were sold to FHLMC.

         The Bank originates fixed-rate loans with terms of up to 30 years. Some loans are originated in accordance with guidelines established by FHLMC to facilitate the sale of such loans to FHLMC in the secondary market. These loans amortize on a monthly basis with principal and interest due each month. As mentioned above, a few of these loans originated with terms in excess of 15 years, or annual interest rates below 8.5%, were sold to FHLMC promptly after they were originated. The Bank retained 5% of the principal balance of such sold loans as well as the servicing on all of such sold loans. At June 30, 1999, the Company had $11.0 million of fixed rate residential mortgage loans which were originated in prior years in its portfolio, none of which were held for sale.

         Most ARMs adjust on an annual basis, although the Bank currently offers a five-year ARM which has a fixed rate for five years, and a three-year ARM which has a fixed rate for three years. Both of these ARMs adjust annually after the initial period is over. Currently, the ARMs have an interest rate average minimum of 6.5% and average maximum of 13.5%. The interest rate adjustment for substantially all of the Bank's ARMs is indexed to the One-Year Treasury Constant Maturity Index. On new residential mortgage loans, the margin above such index currently is 3.00%. The Bank offers ARMs with maximum rate changes of 2% per adjustment, and an average of 6.0% over the life of the loan. Generally made for terms of up to 25 years, the Bank's ARMs are not made on terms that conform with the standard underwriting criteria of FHLMC or the Federal National Mortgage Association (the "FNMA"), thereby making resale of such loans difficult. To better protect the Company against rising interest rates, the Bank underwrites its residential ARMs based on the borrower's ability to repay the loan assuming a rate equal to approximately 2% above the initial rate payable if the loan remained constant during the loan term.

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

         The Bank generally requires private mortgage insurance on all conventional residential single-family mortgage loans with loan-to-value ratios in excess of 90%. The Bank generally will not lend more than 95% of the lower of current cost or appraised value of a residential single family property. In July 1995, the Bank's wholly-owned subsidiary, First Marion, began a 100% financing program pursuant to which the Bank would originate an 80% loan-to-value first mortgage loan using its normal underwriting standard and First Marion would finance the remaining 20%. The second mortgage loan originated by First Marion is a fixed rate mortgage loan with an interest rate of 10% and a term not to exceed 15 years. At June 30, 1999, these loans amounted to $2.4 million.

         Residential mortgage loans under $250,000 are approved by one of three senior officers given authority by the Board of Directors. Residential loans between $250,000 and $600,000 can be approved by two of these three senior officers. All loan requests above $600,000 are approved by the Bank's Executive Committee.

         At June 30, 1999, residential mortgage loans amounting to $1.1 million,
or  .6%  of  total  loans,   were  included  in   non-performing   assets.   See
"--Non-performing and Problem Assets."

         Commercial Real Estate Loans. At June 30, 1999, $32.9 million, or 19.2%, of the Company's total loan portfolio consisted of mortgage loans secured by commercial real estate. The properties securing these loans consist primarily of nursing homes, office buildings, hotels, churches, warehouses and shopping centers. The commercial real estate loans, substantially all adjustable rate, are made for terms not exceeding 25 years, and generally require an 80% or lower loan-to-value ratio. Some require balloon payments after 5, 10 or 15 years. A number of different indices, including the 1, 3, and 5 year Treasury Bills, are used as the interest rate index for these loans. The commercial real estate loans generally have minimum interest rates of 9% and maximum interest rates of 15%. Most of these loans adjust annually, but the Company has some 3-year and 5-year commercial real estate adjustable rate loans in its portfolio. The largest commercial real estate loan as of June 30, 1999, had a balance of $2.5 million.

         The Company held in its portfolio 21 commercial and multi-family real estate loans with balances in excess of $500,000 at June 30, 1999. The average loan balance for all such loans was $997,000. A significant proportion of the Company's commercial real estate loan portfolio consists of loans secured by nursing home properties. The balance of such loans totaled $12.3 million at June 30, 1999.

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

         Commercial real estate loans involve greater risk than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties and are generally larger. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. At June 30, 1999, the Company had classified $1.0 million as substandard, $147,000 as doubtful, $93,000 as loss and $2.1 million as special mention.

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

         Commercial real estate loans in excess of $1.5 million must be approved in advance by the Bank's Board of Directors. Commercial real estate loans between $600,000 and $1.5 million can be approved by the Bank's Executive Committee. Commercial real estate requests between $250,000 and $600,000 require approval from two of three senior officers authorized by the Bank's Board of Directors and a similar request below $250,000 requires approval from any one of these three same senior officers.

         Multi-Family Loans. At June 30, 1999, $9.3 million, or 5.4%, of the Company's total loan portfolio consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). All of the Company's multi-family loans are secured by apartment complexes located in Indiana or Ohio. The average balance of all such multi-family mortgage loans was $252,000 as of June 30, 1999. The largest such multi-family mortgage loan as of June 30, 1999, had a balance of $1.1 million. As with the Bank's commercial real estate loans, multi-family mortgage loans are substantially all adjustable-rate loans, are written for terms not exceeding 25 years, and require at least an 80% loan-to-value ratio. At June 30, 1999, the Company had $462,000 in loans secured by multi-family dwellings which were included in non-performing assets and $2.3 million as special mention.

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

         At June 30, 1999, $6.3 million, or 3.7%, of the Company's total loan portfolio consisted of construction loans, of which approximately $3.7 million were residential construction loans and $2.6 million related to construction of commercial real estate projects. The largest construction loan on June 30, 1999, was $570,000, which is included in a total of such loans classified as substandard of $1.5 million.

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

         The Company's consumer loans, consisting primarily of installment loans, loans secured by deposits, and auto loans, aggregated $10.6 million as of June 30, 1999, or 6.2% of the Company's total loan portfolio. Although consumer loans are currently only a small portion of its lending business, the Bank consistently originates consumer loans to meet the needs of its customers, and the Bank intends to originate more such loans to assist in meeting its asset/liability management goals.

         The Bank makes installment loans of up to five years, which consisted of $4.0 million, or 2.3% of the Company's total loan portfolio at June 30, 1999. Loans secured by deposits, totaling $867,000 at June 30, 1999, are made up to 90% of the original account balance and accrue at a rate of 2% over the underlying certificate of deposit rate. Variable rate home equity loans of up to 10 years, secured by second mortgages on the underlying residential property totaled $3.7 million, or 2.1% of the Company's total loan portfolio at June 30, 1999. Automobile loans totaled only $2.1 million, or 1.2% and are made at fixed rates for terms of up to five years depending on the age of the automobile and the loan-to-value ratio for the loan. The Bank does not make indirect automobile loans.

         Although consumer loans generally involve a higher level of risk than one- to four-family residential mortgage loans, their relatively higher yields and shorter terms to maturity are believed to be helpful in reducing the interest-rate risk of the loan portfolio. The Bank has thus far been successful in managing consumer loan risk. As of June 30, 1999, $21,000 of consumer loans were included in non-performing assets.

         Commercial Business Lending. At June 30, 1999, commercial business loans comprised $10.9 million, or 6.4% of the Bank's gross loan portfolio. Most of the commercial business loans have been extended to finance local businesses and include short term loans to finance machinery and equipment purchases, inventory and accounts receivable.

         Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds the repayment of commercial business loans may be substantially dependent on the success of the business itself, which, in turn, is often dependent in part upon general economic conditions. Commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

         The Bank's commercial business lending policy includes credit file documentation and analysis of the borrower's background and the capacity to repay the loan, the accuracy of the borrower's capital and collateral as well as an evaluation of other conditions effecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Bank's credit analysis. The Bank generally obtains personal guarantees on commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single family loans.

         Loans to One Borrower. The Bank occasionally receives multiple loan requests from a single borrower. These requests are prudently underwritten based on the Bank's historical experience with the borrower, the loan amount compared to the collateral's value, the borrower's credit risk, and the financial position of the borrower, among other things. At June 30, 1999, the largest aggregate amount of loans to a single borrower totaled $4.6 million. These loans are primarily secured by nursing homes located in Indiana; however, one of these loans is secured by a residential property owned by the borrower in Southern Indiana. As of the report date, all of the aforementioned loans were performing in accordance with the original terms extended by the Bank. In addition, the Bank reviews both the operating statements from the individual projects and the financial position of the borrower on an annual basis.

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

         Under current federal law, a savings association generally may not make any loan or extend credit to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities under the 15% of capital limitation was $4.4 million at June 30, 1999.

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

         The Bank's Board of Directors has given mortgage lending authority to three senior officers of the Bank. Each of these individuals can approve mortgage requests up to $250,000. Loan requests between $250,000 and $600,000 require authorization from two of these three officers. The Bank's Executive Committee approves all consumer loans greater than $50,000 and mortgage requests between $600,000 and $1.5 million. Commercial real estate loans in excess of $1.5 million must be approved in advance by the Bank's Board of Directors.

         The Bank applies consistent underwriting standards to the several types of consumer loans it makes to protect the Bank against the risks inherent in making such loans. Borrower character, credit history, net worth and underlying collateral are important considerations.

         The Bank has historically participated in the secondary market as a seller of 95% of the principal balance of its long-term fixed rate mortgage loans, as described above, although the Bank has recently begun retaining such loans in the Company's portfolio. The loans the Bank sells are designated for sale when originated. During the fiscal year ended June 30, 1999, the Bank sold

$9.0 million of its fixed-rate mortgage loans, and at June 30, 1999, held $327,000 of such loans for sale. The Bank obtains commitments from investors for the sale of such loans at their outstanding principal balance and these commitments are obtained prior to origination of the loans.

         When it sells mortgage loans, the Bank generally retains the responsibility for collecting and remitting loan payments, inspecting the properties that secure the loans, making certain that monthly principal and interest payments and real estate tax and insurance payments are made on behalf of borrowers, and otherwise servicing the loans. The Company receives a servicing fee for performing these services. The amount of fees received by the Company varies, but is generally calculated as an amount equal to a rate of .25% per annum for commercial loans and .375% per annum for residential loans on the outstanding principal amount of the loans serviced. At June 30, 1999, the Company serviced $38.3 million of loans sold to other parties of which $13.8 million, or 36.0%, were for loans sold to FHLMC; other service loans are participation loans sold to other financial institutions.

         The Company occasionally purchases participations to diversify its portfolio, to supplement local loan demand and to obtain more favorable yields. The participations purchased normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of June 30, 1999, the Company held in its loan portfolio, participations in mortgage loans aggregating $5.7 million that it had purchased, all of which were serviced by others. The largest such participation it held at June 30, 1999, was in a loan secured by an apartment complex. The Company's portion of the outstanding balance on that date was approximately $1.1 million.

         The  following  table  shows  loan  origination,   purchase,  sale  and
repayment activity for the Bank during the periods indicated:



                                                           Year Ended June 30,
                                                  ----------------------------------
                                                    1999         1998          1997
                                                  --------     --------     --------
                                                            (In Thousands)
Gross loans receivable at beginning of period     $169,648     $153,203     $149,517
Originations:
   Mortgage loans:
     Residential ............................       41,622       37,309       33,646
     Commercial real estate and multi-family         6,923       13,949       11,483
                                                  --------     --------     --------
     Total mortgage loans ...................       48,545       51,258       45,129
                                                  --------     --------     --------
   Consumer loans:
     Installment loans ......................        7,534        7,170        4,528
     Loans secured by deposits ..............          642          807          449
                                                  --------     --------     --------
     Total consumer loans ...................        8,176        7,977        4,977
                                                  --------     --------     --------
   Commercial loans .........................       12,784        6,664        2,558
                                                  --------     --------     --------
     Total originations .....................       69,505       65,899       52,664
                                                  --------     --------     --------
Purchases:
   Mortgage loans:
     Commercial real estate and
          multi-family ......................           --          500           --
                                                  --------     --------     --------
     Total originations and purchases .......       69,505       66,399       52,664
                                                  --------     --------     --------
Sales:
   Mortgage loans:
     Residential ............................        9,104        1,429           76
     Commercial real estate and multi-family           909        3,443        7,133
                                                  --------     --------     --------
       Total sales ..........................       10,013        4,872        7,209
                                                  --------     --------     --------
Repayments and other deductions .............       57,605       45,082       41,769
                                                  --------     --------     --------
Gross loans receivable at end of period .....     $171,535     $169,648     $153,203
                                                  ========     ========     ========


         Origination and Other Fees. The Company realizes income from fees for originating commercial real estate loans (equal to one or one-half of a percentage of the total principal amount of the loan), late charges, checking and NOW account service charges, fees for the sale of mortgage life insurance by the Bank, fees for servicing loans and fees for other miscellaneous services including money orders and travelers checks. In order to increase its competitive position with respect to other mortgage lenders, the Bank does not charge points on residential mortgage loans, but does so on its commercial real estate loans. Late charges are assessed if payment is not received within 15 days after it is due.

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

         Consumer and commercial loans other than mortgage loans are treated similarly. Interest income on consumer and other nonmortgage loans is accrued over the term of the loan except when serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. It is the Company's policy to recognize losses on these loans as soon as they become apparent. Collateralized and noncollateralized consumer loans after 180 and 120 days of delinquency, respectively, are charged off.

         Non-performing assets. At June 30, 1999, $3.3 million, or 1.7% of the Company's total assets, were non-performing assets (non-accrual loans, real estate owned and troubled debt restructurings), compared to $2.0 million, or 1.1% of the Company's total assets, at June 30, 1995. At June 30, 1999, residential loans, multi-family, commercial real estate loans, commercial loans, consumer loans, and repossessed assets accounted for 33.2%, 13.9%, 47.6%, 4.6%,
 .6% and .1%, respectively, of non-performing assets.

         At June 30, 1999, non-performing assets included $2,000 of repossessed assets compared to real estate acquired as a result of foreclosure, voluntary deed, or other means, of $206,000 at June 30, 1995. Real estate acquired is classified by the Company as "real estate owned" or "REO" until it is sold. When property is so acquired, the value of the asset is recorded on the books of the Company at the lower of the unpaid principal balance at the date of acquisition plus foreclosure and other related costs or at fair value. Interest accrual ceases when the collection of interest becomes doubtful, usually after the loan has been delinquent for 90 days or more. All costs incurred from the date of acquisition in maintaining the property are expensed.

         The following table sets forth the amounts and categories of the Company's non-performing assets (non-accrual loans, repossessed assets and troubled debt restructurings).


                                                                 At June 30,
                                          ------------------------------------------------------
                                           1999        1998        1997        1996        1995
                                          ------      ------      ------      ------      ------
                                                          (Dollars in Thousands)
Accruing loans delinquent
     more than 90 days ..............     $   --      $   --      $   --      $   --      $   --
Non-accruing loans ..................                                                       (1):
     Residential ....................      1,108       1,454       1,238       1,658       1,698
     Multi-family ...................        462          --          --          --          --
     Commercial real estate .........      1,585         198         139          47          --
     Commercial loans ...............        153         268          --          --          --
     Consumer .......................         21          18          34          11          54
Troubled debt restructurings ........         --          --          --          --          --
                                          ------      ------      ------      ------      ------
     Total non-performing loans .....      3,229       1,938       1,411       1,716       1,752
                                          ------      ------      ------      ------      ------
Repossessed assets, net .............          2          31          --         183         206
                                          ------      ------      ------      ------      ------
     Total non-performing assets ....     $3,331      $1,969      $1,411      $1,899      $1,958
                                          ======      ======      ======      ======      ======
Non-performing loans to total
     loans, net (2) .................       1.98%       1.16%        .94%       1.18%       1.27%
Non-performing assets to total assets       1.69%       1.02%        .81%       1.07%       1.13%


(1) The Company generally places mortgage loans on a nonaccrual status when the loans become contractually past due 90 days or more. Interest income previously accrued but not deemed collectible is reversed and charged against current income. Interest on these loans is then recognized as income when collected. For the year ended June 30, 1999, the income that would have been recorded had the non-accrual loans not been in a non-performing status totaled $236,000 compared to actual income recorded of $117,000.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Total classified assets at June 30, 1999, were $7.7 million.

         The following table sets forth the aggregate amount of the Company's classified assets, and of the general and specific loss allowances as of the dates indicated.

                                                              At June 30,
                                     ------------------------------------------------------------
                                      1999          1998        1997         1996           1995
                                     ------        ------      ------       ------         ------
                                                            (In Thousands)
Substandard assets (1)............   $3,060        $2,296      $1,546       $1,226         $1,574
Doubtful assets ..................      147           ---         ---          ---            ---
Loss assets.......................       93           ---         ---          ---            ---
Special mention...................    4,394         4,081         ---          ---            ---
                                     ------        ------      ------       ------         ------
   Total classified assets........   $7,694        $6,377      $1,546       $1,226         $1,574
                                     ======        ======      ======       ======         ======

General loss allowances...........   $2,032        $2,087      $2,032       $2,009         $2,013
Specific loss allowances..........      240           ---         ---          ---          ---
                                     ------        ------      ------       ------         ------
   Total allowances...............   $2,272        $2,087      $2,032       $2,009         $2,013
                                     ======        ======      ======       ======         ======


(1)  Includes  REO,  net  of  $0.0,   $0.03,   $0.0,  $0.2,  and  $0.2  million,
     respectively.

      The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all assets classified by the Company as substandard, doubtful or loss are included as non-performing assets, and not all of the Company's non-performing assets constitute classified assets.

      Substandard Assets. At June 30, 1999, the Company had 36 loans classified as substandard totaling approximately $3.1 million. Of the $3.1 million classified as substandard, $1.8 million is attributable to one borrower involving five loans secured by commercial real estate in various stages of completion. The loans were made as construction/permanent financing. Foreclosure has been filed and calculations performed to determine the net realizable value. To the extent that a loss appears probable, such loss has been included in the allowance for loan losses. Also included in substandard assets are certain loans to facilitate the sale of the real estate owned, totaling $85,000 at June 30, 1999. These are former REO properties sold on contract that are included as substandard assets to the extent the loan balance exceeds the appraised value of the property. Also included in substandard assets at June 30, 1999, are slow mortgage loans (loans or contracts delinquent for generally 90 days or more) aggregating $273,000, and slow consumer loans totaling $187,000.

      Doubtful and Loss Assets. At June 30,1999, $240,000 of the Bank's assets were classified as doubtful or loss. Two loans, in which a participating interest was purchased from another financial institution, were reviewed by regulatory authorities examining the other financial institution, and part of the outstanding balances of these loans were classified as doubtful and loss. The regulatory authorities notified the Bank of these classifications and the Bank in turn classified its respective portion as doubtful and loss. The loans continue to pay as agreed and have no history of late payments. The Bank believes that it will suffer little or no loss on these loans due to the principals involved behind the loans and other collateral which secures the loans.

      Special Mention Assets. At June 30, 1999, the Bank's assets subject to special mention totaled $4.4 million. Included are three multi-family loans totaling $1.3 million, two unfunded letter-of-credit commitments on multi-family loans totaling $1.0 million, and three nursing home loans totaling $2.1 million. All loans were classified as special mention due to financial statements indicating insufficient cash flow to meet all expenses. All of the above loans were current at June 30, 1999. The Company classified $4.1 million as special mention at June 30, 1998. No assets were classified as special mention at June 30, 1997, 1996 and 1995.

Allowance for Loan Losses

      The allowance for loan losses is maintained through the provision for losses on loans, which is charged to earnings. The provision is used to adjust the level of the allowance from period to period based upon estimated losses and losses actually incurred. Loans or portions thereof are charged to the allowance when losses are determinable and considered probable. The provision is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, non-performing and other classified loans, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. The Company maintains the current level of the allowance partly in recognition of its increased risks inherent in its commercial real estate, construction, multi-family and commercial loan portfolios.

      The allowance for loan losses  computation  includes  assigning  estimated loss percentage to loans outstanding in each category of loans held in the portfolio. All categories of loans, including multi-family, commercial real estate, construction, and other commercial and consumer loans, are assigned a loss percentage based on risk factors inherent in these types of loans. These loss percentages are based on risk estimate losses inherent in the portfolio, which the Bank believes are greater than historical loss percentages; historical losses are considered, but may not necessarily be indicative of future charge-offs in the entire portfolio. Residential mortgages are generally subject to lesser risk except during periods of economic downturns or unemployment. Other real estate loans are subject to risks of inadequate cash flows, concentrations in industries, size of individual loans and declining collateral values. Commercial loans are also subject to cash flow dependence, size of individual loans, industry conditions and borrower operations, and financial strength and character of borrower. Risk elements for consumer loans include economic conditions, employment factors, and character and adequacy of collateral. Estimated loss amounts by loan types are reviewed for reasonableness based on economic and business conditions at the time.

      In  addition  to  maintaining   the  allowance  as  a  percentage  of  the
outstanding loans in the portfolio, additional reserves are provided for non-performing loans and other classified loans based on management's assessment of impairment, if any. Individual loans are specifically analyzed to determine an estimate of loss, and those specific allocations are then included as part of the loan loss allowance.

      The overall appropriateness of the allowance determined by management is based on its evaluation of then- existing economic and business conditions related to the loan portfolio, volumes and concentrations in commercial real estate type loans and in other categories with greater risk and non-performing and classified loans. If evaluation of loss has not more specifically been identified to a loan category or individual loans, evaluation of loss has been reflected in the unallocated portion of the allowance. In management's opinion, the Company's allowance for loan losses is adequate at June 30, 1999, to absorb anticipated losses on loans in the portfolio.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five years ended June 30, 1999.


                                                               Year Ended
                                                                June 30,
                                         -----------------------------------------------------
                                          1999        1998       1997        1996        1995
                                         ------      ------     ------      ------      ------
                                                          (Dollars in Thousands)
Balance of allowance at
   beginning of period .............     $2,087      $2,032     $2,009      $2,013      $2,050
                                         ------      ------     ------      ------      ------
Add recoveries of loans previously
   charged off -- residential real
   estate loans ....................         --          18         --           2          12
Less charge-offs:
   Residential real estate loans ...         21           7         35          37          93
   Commercial real estate loans ....         --          14         --           3           2
   Consumer loans ..................         21           1         --          --          22
                                         ------      ------     ------      ------      ------
Net charge-offs ....................         42           4         35          38         105
                                         ------      ------     ------      ------      ------
Provisions for losses on loans .....        227          59         58          34          68
                                         ------      ------     ------      ------      ------
Balance of allowance at end
   of period .......................     $2,272      $2,087     $2,032      $2,009      $2,013
                                         ======      ======     ======      ======      ======
Net charge-offs to total average
   loans outstanding for period ....        .03%       ---%        .02%        .03%        .08%
Allowance at end of period to
   loans receivable at end of period       1.35        1.25       1.35        1.38        1.45
Allowance to total non-performing
   loans at end of period ..........      68.24      107.71     143.98      117.07      114.87


         Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.

                                                                            June 30,
                                 ----------------------------------------------------------------------------------------------
                                      1999               1998                1997              1996                1995
                                 ---------------   -----------------   -----------------   ----------------   -----------------
                                         Percent             Percent             Percent            Percent             Percent
                                        of loans            of loans            of loans           of loans            of loans
                                         in each             in each             in each            in each             in each
                                        category            category            category           category            category
                                        to total            to total            to total           to total            to total
                                 Amount   loans     Amount    loans     Amount    loans    Amount    loans     Amount    loans
                                 ------   -----     ------    -----     ------    -----    ------    -----     ------    -----
                                                                     (Dollars in Thousands)
Balance at end of period
     applicable to:
Residential..................    $280    59.18%     $  ---   61.14%   $     ---   63.42%  $     ---   59.11%    $   10    57.53%
Commercial real estate.......     583    19.19         ---   18.78          ---   20.35          29   24.44         30    25.19
Multi-family.................     393     5.42          72    6.49           72    7.45         264   10.52        264    10.16
Construction loans...........     335     3.69         ---    4.30          ---    3.07         ---    3.37        ---     5.14
Commercial loans.............     102     6.36         ---    5.01          ---    1.65         ---     .01        ---      .01
Consumer loans...............     145     6.16          86    4.28           33    4.06          24    2.55         20     1.97
Unallocated..................     434       ---      1,929      ---       1,927      ---      1,692     ---      1,689      ---
                               ------   ------      ------  ------       ------  ------      ------  ------     ------   ------
     Total...................  $2,272   100.00%     $2,087  100.00%      $2,032  100.00%     $2,009  100.00%    $2,013   100.00%
                               ======   ======      ======  ======       ======  ======      ======  ======     ======   ======

         For 1999, the Bank presented allocations computed by assigning estimated loss percentages to loans outstanding and allocations for other estimated losses by loan category, compared to previous years when such amounts were generally included in the unallocated portion of the allowance.

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

         The Company's investment portfolio consists of U.S. Treasury and agency securities, investment in two Indiana limited partnerships, investment in an insurance company and FHLB stock. At June 30, 1999, approximately $9.5 million, including securities at market value for those classified as available for sale and at amortized cost for those classified as held to maturity, or 4.8% of the Company's total assets, consisted of such investments.

         The following tables set forth the carrying value and market value of the Company's investments at the dates indicated.

                                                                     At June 30,
                                   --------------------------------------------------------------------------
                                             1999                      1998                    1997
                                   -----------------------    ---------------------    ----------------------
                                    Carrying       Market      Carrying     Market     Carrying       Market
                                      Value        Value        Value        Value       Value         Value
                                      -----        -----        -----        -----       -----         -----
                                                                  (In Thousands)
Securities available for sale (1):
   Federal agencies.................  $2,993        $3,020     $2,999       $3,049     $  3,001        $2,998
     Total securities available
     for sale.......................   2,993         3,020      2,999        3,049        3,001         2,998
Securities held to maturity:
   U.S. Treasury....................     ---           ---      1,000          999        2,001         1,988
   Federal agencies.................     ---           ---      1,000        1,000        2,000         1,991
   State and municipal..............     ---           ---        ---          ---          610           610
   Mortgage-backed securites........     ---           ---          3            3          237           237
                                      ------        ------    -------       ------      -------        ------
     Total securities held
     to maturity....................     ---           ---      2,003        2,002        4,848         4,826
                                      ------        ------    -------       ------      -------        ------

Real estate limited partnerships....   4,713            (3)     4,883           (3)       1,449            (3)
Investment in insurance
   company..........................     675            (3)       650           (3)         ---           ---
FHLB stock (2)......................   1,164         1,164      1,134        1,134        1,047         1,047
                                      ------                  -------                   -------
     Total investments..............  $9,545                  $11,669                   $10,345
                                      ======                  =======                   =======


(1) In accordance with SFAS No. 115, securities available for sale are recorded at market value in the financial statements.
(2)  Market value approximates carrying value.
(3)  Market values are not available.

         The following table sets forth investment securities and FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 1999.

                                                     Amount at June 30, 1999 which matures in
                                   -----------------------------------------------------------------------------
                                           One                      One to                     Over
                                       Year or less               Five Years            Ten Years and Stock
                                   ----------------------     ----------------------    ------------------------
                                                 Weighted                   Weighted                  Weighted
                                    Carrying      Average     Carrying       Average     Carrying      Average
                                      Value       Yield        Value         Yield        Value         Yield
                                   ---------     --------     --------      ---------   ----------    ----------
                                                              (Dollars in Thousands)
Securities available for sale (1):
   Federal agencies.................  $1,000       6.17%       $1,993        6.47%    $     ---          ---%
                                      ------       ----        ------        ----        ------         ----
     Total securities available
     for sale.......................   1,000       6.17         1,993        6.47           ---          ---
                                      ------       ----        ------        ----        ------         ----
FHLB stock..........................     ---        ---           ---         ---         1,164         8.00
                                      ------       ----        ------        ----        ------         ----
     Total investments..............  $1,000       6.17%       $1,993        6.47%       $1,164         8.00%
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

      The Bank committed to invest approximately $3.4 million in Pedcor-87 at inception of the project in January, 1988. The Bank has invested approximately $3.4 million in Pedcor-87 with no additional annual capital contribution remaining to be paid. The tax credits resulting from Pedcor-87's operation of a low/moderate income housing project were available to the Company through 1999. Although the Company has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it is not allowed to use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. The Bank may carryforward unused tax credits for a period of 15 years and believes it will be able to utilize available tax credits during the carryforward period.

      Pedcor-87 has incurred operating losses from its operations primarily due to rent limitations for subsidized housing, increased operating costs and other factors. Certain fees to the general partner not recorded or estimable to date by the partnership under provisions of the partnership agreement could adversely affect future operating results when accrued or paid. The Bank has accounted for its investment in Pedcor-87 on the equity method, and, accordingly, has recorded its shares of these losses or impairment losses as reductions to its investment in Pedcor-87, which at June 30, 1999, was approximately $1.1 million.

      In August 1997, the Bank entered into another limited partnership with Pedcor Investments organized to build, own, operate and lease a 72-unit apartment complex in Niles, Michigan. The Bank owns 99% of the partnership, as a limited partner, in Pedcor Investments-1997-XXIX ("Pedcor-97").

      The Bank committed to invest $3.6 million in Pedcor-97 over ten years and will receive an estimated $3.7 million in tax credits. Contributions are made on an annual basis and amounted to $395,000 during the year ended June 30, 1999. No contributions wer made during the year ended June 30, 1998. The Bank did not recognize any tax credits during the years ended June 30, 1998 and 1999. The project was substantially completed by June 30, 1999. The Bank expects to begin using the tax credits available from Pedcor-97 during the fiscal year ending June 30, 2000. These tax credits will have an effect of reducing income tax expense, over a ten year period, and reducing the Bank's federal income taxes payable, to the limits allowed by alternative minimum tax liability rules.
Although these tax credits will be beneficial to the Bank in future periods, operating losses from the operations of the facility will increase after the completion of the apartment complex. These increased operating losses will have an effect of decreasing the overall return to the Bank on Pedcor-97. The Bank has also accounted for its investment in Pedcor-97 on the equity method, and, accordingly, has recorded its share of these losses as reductions to its investment in Pedcor-97, which at June 30, 1999, was approximately $3.6 million. The unrelated general partners in Pedcor-87 are two individuals, and the unrelated general partner in Pedcor-97 is Berrien Woods Housing Company, LLC. Such partners are affiliated with Pedcor Investments.

      The following summarizes the Bank's equity in Pedcor-87's and Pedcor-97's losses and tax credits recognized in the Company's consolidated financial statements:


                                                                               Year Ended June 30,
                                                        ------------------------------------------------------------
                                                            1999        1998         1997         1996       1995
                                                        ---------     ---------     -------      -------    --------
Investment in Pedcor-87............................     $  1,116       $ 1,275      $ 1,449      $ 1,624    $ 1,527
                                                        ========       =======      =======      =======    =======
Losses, net of income tax effect...................     $    (96)      $  (105)     $  (184)     $  (117)   $  (111)
Tax credit.........................................           11           326          405          405        405
                                                        --------       -------      -------      -------    -------
Increase  (decrease) in after-tax net income
     from Pedcor-87 investment.....................     $    (85)      $   221      $   221      $   288    $   294
                                                        ========       =======      =======      =======    =======

Investment in Pedcor-97............................     $  3,596       $ 3,608
                                                        ========       =======
Losses, net of income tax effect...................     $     (7)      $   (16)
Tax credit.........................................          ---           ---
                                                        --------       -------
Decrease in after-tax net income
     from Pedcor-97 investment.....................     $     (7)      $   (16)
                                                        ========       =======


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

      Federal regulations require an FHLB-member savings association to maintain an average daily balance of liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first lien residential mortgage loans. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, and is currently 5%, although the OTS has proposed a reduction of the percentage to 4%. Also, a savings association currently must maintain short-term liquid assets constituting at least 1% of its average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. At June 30, 1999, the Bank had liquid assets of $11.8 million, and a regulatory liquidity ratio of 8.4%, of which 6.5% constituted short-term investments.

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

         Deposits. Deposits are attracted, principally from within Grant and contiguous counties and Adams County, through the offering of a broad selection of deposit instruments including NOW and other transaction accounts, fixed-rate certificates of deposit, individual retirement accounts, and savings accounts. The Bank does not actively solicit or advertise for deposits outside of Grant and Adams Counties. Substantially all of the Bank's depositors are residents of those counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank also has approximately $1.0 million of brokered deposits.

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

         An analysis of the Bank deposit accounts by type, maturity, and rate at June 30, 1999, is as follows:

                                                  Minimum         Balance at                          Weighted
                                                  Opening          June 30,           % of             Average
Type of Account                                   Balance            1999           Deposits            Rate
---------------                                   -------            ----           --------            ----
                                                                      (Dollars in Thousands)
Withdrawable:
   Savings accounts.......................      $   10.00           $14,791            10.41%            2.26%
   NOW and other transactions accounts....          10.00            26,825            18.88             2.80
                                                                   --------           ------             ----
Total withdrawable........................                           41,616            29.29             2.61
                                                                   --------           ------             ----
Certificates (original terms):............
   28 days................................            500               370              .26             3.87
   91 days................................            500               741              .52             4.06
   182 days...............................            500             6,607             4.65             4.32
   9 months...............................         10,000             8,519             6.00             4.71
   12 months..............................            500            14,780            10.40             4.81
   18 months..............................            500             2,575             1.81             5.15
   24 months..............................            500            17,446            12.28             5.85
   30 months..............................            500             3,578             2.52             4.88
   36 months..............................            500               870              .61             5.10
   48 months..............................            500             3,241             2.28             5.40
   60 months..............................            500             9,988             7.03             6.26
   72 months..............................            500                32              .02             5.44
   96 months..............................            500               351              .25             5.52
   Special term CDs.......................            500                13              .01             4.96
IRAs
   28 days................................            500                 2              .01             3.12
   91 days................................            500                10              .01             4.12
   182 days...............................            500                75              .05             4.38
   9 months...............................            500                39              .03             4.67
   12 months..............................            500             1,277              .90             4.82
   18 months..............................            500               125              .09             4.69
   24 months..............................            500             2,258             1.59             5.79
   30 months..............................            500               774              .54             4.82
   36 months..............................            500               109              .07             4.95
   48 months..............................            500             2,748             1.93             5.34
   60 months..............................            500            22,549            15.87             6.38
   72 months..............................            500               511              .36             5.44
   96 months..............................            500               873              .61             6.54
   Special term IRAs......................            500                10              .01             5.94
                                                                   --------           ------             ----
Total certificates (1)....................                          100,471            70.71             5.59
                                                                   --------           ------             ----
Total deposits............................                         $142,087           100.00%            4.71%
                                                                   ========           ======             ====


(1)  Including $14.6 million in certificates of deposit of $100,000 or more.

     The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:


                                                      At June 30,
                                     ----------------------------------------------
                                       1999              1998                1997
                                     --------           -------             -------
                                                    (In Thousands)
Under 5%................             $ 26,368           $17,135             $15,970
5.00 - 6.99%............               62,589            52,365              45,722
7.00 - 8.99%............               11,514            21,116              23,165
                                     --------           -------             -------
Total...................             $100,471           $90,616             $84,857
                                     ========           =======             =======


      The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years indicated, and the total maturing thereafter. Matured certificates which have not been renewed as of June 30, 1999, have been allocated based upon certain rollover assumptions.

                                                                  Amounts At
                                                          June 30, 1999, Maturing in
                                          ---------------------------------------------------------------
                                          One Year           Two             Three          Greater Than
                                          or Less           Years            Years           Three Years
                                          ---------       --------         ---------         ------------
                                                               (In Thousands)
Under 5%.......................           $ 22,179        $  2,289        $     857           $  1,043
5.00 - 6.99% ..................             33,328          13,099            2,541             13,621
7.00 - 8.99% ..................             11,052             ---              ---                462
                                           -------         -------           ------            -------
Total .........................            $66,559         $15,388           $3,398            $15,126
                                           =======         =======           ======            =======


      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1999.

         Maturity Period                                         (In Thousands)
      ------------------                                         --------------
      Three months of less..............................               $845
      Greater than three months through six months......              1,508
      Greater than six months through twelve months.....              5,816
      Over twelve months................................              6,392
                                                                    -------
      Total.............................................            $14,561
                                                                    =======

     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                 DEPOSIT ACTIVITY
                                   ----------------------------------------------------------------------------
                                                              Increase                                Increase
                                                             (Decrease)                              (Decrease)
                                   Balance at                   from       Balance at                   from
                                    June 30,       % of       June 30,      June 30,       % of       June 30,
                                      1999       Deposits       1998          1998       Deposits       1997
                                      ----       --------       ----          ----       --------       ----
                                                       (Dollars in Thousands)

Withdrawable:
   Savings accounts..............    $14,791      10.41%       $(1,917)      $16,708       12.43%      $1,025
   NOW and other transactions
     accounts....................     26,825      18.88           (265)       27,091       20.15        5,861
                                    --------     ------         ------      --------      ------      -------
Total withdrawable...............     41,616      29.29          2,183        43,799       32.58        6,886
                                    --------     ------         ------      --------      ------      -------
Certificates (original terms):
   28 days.......................        370        .26           (175)          545         .41          448
   91 days.......................        741        .52           (301)        1,042         .78          (47)
   182 days......................      6,607       4.65         (4,625)       11,232        8.36        1,925
   9 months......................      8,519       6.00          7,095         1,424        1.06        1,242
   12 months.....................     14,780      10.40          8,388         6,392        4.76       (8,092)
   18 months.....................      2,575       1.81         (1,144)        3,719        2.77        1,938
   24 months.....................     17,446      12.28          3,437        14,009       10.42       11,977
   30 months.....................      3,578       2.52           (896)        4,474        3.33       (3,229)
   36 months.....................        870        .61           (215)        1,085         .81         (340)
   48 months.....................      3,241       2.28         (3,214)        6,455        4.80          709
   60 months.....................      9,988       7.03            384         9,604        7.15       (1,478)
   72 months.....................         32        .02              1            31         .02            3
   96 months.....................        351        .25             (2)          353         .26          (24)
   Special term CDs..............         13        .01           (584)          597         .44          597

IRAs
   28 days.......................          2         ---           ---             2          ---         ---
   91 days.......................         10        .01            (33)           43         .03           20
   182 days......................         75        .05             35            40         .03         (134)
   9 months......................         39        .03            (15)           54         .04           54
   12 months.....................      1,277        .90            982           295         .22         (322)
   18 months.....................        125        .09           (169)          294         .22           56
   24 months.....................      2,258       1.59            253         2,005        1.49          471
   30 months.....................        774        .54              4           770         .57         (110)
   36 months.....................        109        .08             (1)          110         .08           72
   48 months.....................      2,748       1.93         (2,446)        5,194        3.86          379
   60 months.....................     22,549      15.87          3,259        19,290       14.35         (627)
   72 months.....................        511        .36            (10)          521         .39          (64)
   96 months.....................        873        .61            (97)          970         .72           87
   Special term IRAs.............         10        .01            (56)           66         .05           66
                                    --------     ------         ------      --------      ------      -------
     Total certificates..........    100,471      70.71          9,855        90,616       67.42        5,759
                                    --------     ------         ------      --------      ------      -------
     Total deposits..............   $142,087     100.00%        $7,672      $134,415      100.00%     $12,645
                                    ========     ======         ======      ========      ======      =======

                                                                   DEPOSIT ACTIVITY
                                       ------------------------------------------------------------------------
                                                                       Increase
                                                                      (Decrease)
                                       Balance at                        from          Balance at
                                        June 30,           % of        June 30,         June 30,         % of
                                         1997            Deposits       1996             1996          Deposits
                                         ----            --------       ----             ----          --------
                                                                       (Dollars in Thousands)
Withdrawable:
   Savings accounts...............      $15,683           12.88%      $(1,889)        $  17,572         13.92%
   NOW and other transaction
     accounts.....................       21,230           17.43           427            20,803         16.47
                                       --------          ------       -------          --------        ------
Total withdrawable................       36,913           30.31        (1,462)           38,375         30.39
                                       --------          ------       -------          --------        ------
Certificates (original terms):
   28 days........................           97             .08          (224)              321           .25
   91 days........................        1,089             .89           119               970           .77
   182 days.......................        9,307            7.64          (260)            9,567          7.58
   12 months......................       14,484           11.89          (499)           14,983         11.87
   18 months......................        1,781            1.46           522             1,259          1.00
   24 months......................        2,032            1.67           470             1,562          1.24
   30 months......................        7,703            6.33        (2,239)            9,942          7.87
   36 months......................        1,425            1.17          (349)            1,774          1.41
   48 months......................        5,746            4.72          (385)            6,131          4.86
   60 months......................       11,082            9.10          (778)           11,860          9.39
   72 months......................           28             .02           (11)               39           .03
   96 months......................          377             .31             8               369           .29
IRAs
   28 days........................            2             .00             1                 1           .00
   91 days........................           23             .02          (159)              182           .14
   182 days.......................          174             .14            13               161           .13
   12 months......................          617             .51           151               466           .37
   18 months......................          238             .20           182                56           .04
   24 months......................        1,534            1.26         1,496                38           .03
   30 months......................          880             .72          (103)              983           .78
   36 months......................           38             .03           (25)               63           .05
   48 months......................        4,815            3.95            47             4,768          3.78
   60 months......................       19,917           16.36          (858)           20,775         16.45
   72 months......................          585             .48           (30)              615           .49
   96 months......................          883             .72          (117)            1,000           .79
                                       --------          ------       -------          --------        ------
Total certificates................       84,857           69.69        (3,028)           87,885         69.61
                                       --------          ------       -------          --------        ------
Total deposits....................     $121,770          100.00%      $(4,490)         $126,260        100.00%
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

         The Company's borrowings consist of advances from the FHLB of Indianapolis upon the security of FHLB stock and certain mortgage loans. Such advances are made pursuant to several different credit programs each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Indianapolis will advance to member associations, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with policies of the FHLB of Indianapolis. At June 30, 1999, FHLB of Indianapolis advances totaled $15.5 million, representing 7.9% of total assets.

     The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated, and weighted average interest rates paid during the periods indicated and as of the end of each of the periods indicated.

                                                                       At or for the Year
                                                                         Ended June 30,
                                                            ---------------------------------------
                                                            1999              1998             1997
                                                            ----              ----             ----
                                                                     (Dollars in Thousands)
FHLB Advances:
Average balance outstanding............................     $15,132          $10,840          $7,382
Maximum amount outstanding at any month-end
     during the period.................................      16,272           13,684           8,233
Weighted average interest rate
     during the period.................................        6.07%            6.01%           6.27%
Weighted average interest rate at
     end of period.....................................        6.02%            6.08%           6.14%


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

Selected Ratios

                                                                                      Year Ended June 30,
                                                                           ---------------------------------------
                                                                           1999              1998             1997
                                                                           -----            ------           -----

Return on assets.......................................................    1.09%             1.25%            1.40%
Return on equity.......................................................    6.15              5.94             6.09
Dividend payout ratio (based on diluted earnings per share)............   64.71             68.22            62.60
Average equity to average assets ratio.................................   17.63             21.00            22.89

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

         The Bank's only subsidiary, First Marion Service Corporation ("First Marion") was organized in 1971 and currently is engaged in the sale of tax deferred annuities pursuant to an arrangement with One System, Inc., a licensed insurance broker, in Indianapolis. It also sells mutual funds through an arrangement with Lincoln Financial Advisors, a licensed securities broker, in Fort Wayne, Indiana. First Marion has one licensed employee engaged in such sales of tax deferred annuities and mutual funds. In addition, beginning in July 1995, First Marion began providing 100% financing to borrowers of the Bank by providing a 20% second mortgage behind the Bank's 80% mortgage. Such loans amounted to $2.3 million at June 30, 1999.

     At June 30, 1999, the Bank's investment in First Marion totaled $2.3 million. During the year ended June 30, 1999, First Marion had net income of $81,000.

Employees

     As of June 30, 1999, the Bank employed 49 persons on a full-time basis and seven persons on a part-time basis. None of the Bank's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

Competition

         The Bank originates most of its loans to and accepts most of its deposits from residents of Grant and Adams Counties, Indiana. The Adams County branch is being sold to another financial institution in September 1999.

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

         An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semiannual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the quarterly assessment rates range from
 .01164% of assets for associations with assets of $67 million or less to .00308% for associations with assets in excess of $35 billion. The Bank's semiannual assessment under this assessment scheme, based upon its total assets at March 31, 1999, was $24,095.

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

      The U.S. Congress is currently considering broad financial reform legislation intended to modernize the financial services industry. Under the pending legislation, bank holding companies may be authorized, subject to certain conditions, to acquire manufacturing and other nonfinancial companies, and nonfinancial companies may be authorized to acquire banks. Other provisions of the pending legislation could affect the types of activities in which a unitary savings and loan holding company, such as the Holding Company, may engage. In addition, previous versions of banking reform legislation considered by Congress included provisions that would require all federal savings associations, including the Bank, to convert to either a state bank or a national bank and would require savings and loan holding companies to become bank holding companies. Because Congress is currently considering different versions of the proposed legislation, it cannot be determined which of these conflicting provisions might be included in any final legislation approved by Congress or how such legislation, if enacted, would affect the activities of the Holding Company or the Bank.

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its member savings associations and other financial insititutions within its assigned region. It is funded primarily from funds deposited by savings associations and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. The Bank is currently in compliance with this requirement. At June 30, 1999, the Bank's investment in stock of the FHLB of Indianapolis was $1,163,600. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

         In past years, the Bank received dividends on its FHLB stock. All twelve FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ending June 30, 1999, dividends paid to the Bank totaled $92,000, for an annual rate of 8.06%.

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

Liquidity

         Federal regulations require the Bank to maintain minimum levels of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to an amount within the range of 4% to 10% depending upon economic conditions and savings flows of member institutions. The OTS recently lowered the level of liquid assets that must be held by a savings association from 5% to 4% of the association's net withdrawable accounts plus short-term borrowings based upon the average daily balance of such liquid assets for each quarter of the association's fiscal year. The Bank has historically maintained its liquidity ratio at a level in excess of that required. At June 30, 1999, the Bank's liquidity ratio was 8.4% and has averaged 9.4% over the past three years. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Insurance of Deposits

         The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (the "BIF") for commercial banks and state savings banks and the SAIF for savings associations such as the Bank and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of September 30, 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1995. However, on September 30, 1996, provisions designed to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF were signed into law as further described below.

         The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital level and the FDIC's level of supervisory concern about the institution.

         On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, the Bank was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. The Bank recognized this one-time assessment as a non-recurring operating expense of $777,000 ($469,000 after tax) during the three-month period ending September 30, 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, the Bank's annual deposit insurance premium was reduced from
 .23% to .0648% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. The OTS recently adopted a regulation, which became effective April 1, 1999, that requires savings associations that receive the highest supervisory rating for safety and soundness to maintain "core capital" of at least 3% of total assets. All other savings associations must maintain core capital of at least 4% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At June 30, 1999, the Bank was in compliance with all capital requirements imposed by law.

         The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, the Bank would be exempt from its provisions because it has less than $300 million in assets and its risk-based capital ratio exceeds 12%. The Bank nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of June 30, 1999, the Bank's interest rate risk was within the parameters set forth in the regulation.

         If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operations activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FedICIA") requires, among other things,that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1999, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

         The FDIC may order savings associations which have insufficient capital to take corrective actions. For example, a savings association which is categorized as "undercapitalized" would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings association would be required to guarantee that the savings association complies with the restoration plan. "Significantly undercapitalized" savings associations would be subject to additional restrictions. Savings associations deemed by the FDIC to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

Capital Distributions Regulation

         The OTS recently adopted a regulation, which became effective on April 1, 1999, that revised the restrictions that apply to "capital distributions" by savings associations. The amended regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

         The amended regulation exempts certain savings associations from the requirement under the previous regulation that all savings associations file either a notice or an application with the OTS before making any capital distribution. As revised, the regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). Application is required by the Bank to pay dividends in excess of this restriction, and, as of June 30, 1999, the Bank had approval to pay dividends up to $1,000,000. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

         The amended regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Bank is a subsidiary of a savings and loan holding company, this latter provision requires that, at a minimum, the Bank must file a notice with the OTS thirty days before making any capital distributions to the Holding Company.

         In addition to these regulatory restrictions, the Bank's Plan of Conversion imposes additional limitations on the amount of capital distributions it may make to the Holding Company. The Plan of Conversion requires the Bank to establish and maintain a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders and prohibits the Bank from making capital distributions to the Holding Company if its net worth would be reduced below the amount required for the liquidation account.

Limitations on Rates Paid for Deposits

      Regulations promulgated by the FDIC pursuant to FedICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. The Bank does not believe that these regulations will have a materially adverse effect on its current operations.

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

Loans to One Borrower

         Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At June 30, 1999, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business operations or earnings.

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

         The HOLA generally prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings association or savings and loan holding company or controlling the assets thereof or (ii) acquiring or retaining more than 5 percent of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         MCHI's Board of Directors presently intends to continue to operate MCHI as a unitary savings and loan holding company. Under current OTS regulations, there are generally no restrictions on the permissible business activities of a unitary savings and loan holding company.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply). See "--Qualified Thrift Lender." At June 30, 1999, the Bank's asset composition was in excess of that required to qualify the Bank as a Qualified Thrift Lender.

         If MCHI were to acquire control of another savings institution other than through a merger or other business combination with the Bank, MCHI would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of MCHI and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

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

Qualified Thrift Lender

         Savings associations must meet a QTL test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months.

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

         At June 30, 1999, 75.66% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future. The Bank expects to continue to qualify as a QTL, although there can be no such assurance.

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

         The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss.7701(a)(19) of the Code or the asset composition test of ss.7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

         Finally, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocal basis. The Indiana Branching Law became effective March 15, 1996.

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

Item 2.  Properties.

         At June 30, 1999, the Company conducted its business from its main office at 100 West Third Street, Marion, Indiana, and three branch offices. Three of the full-service offices are owned by the Company. The Company sold the Decatur location as of September 3, 1999 to another financial institution.

         The following table provides certain information with respect to the Company's offices as of June 30, 1999:

                                                                                      Net Book Value
                                                                     Total Deposits    of Property,
                                                                           at            Furniture
                                             Owned or       Year        June 30,             &            Approximate
Description and Address                       Leased       Opened         1999           Fixtures       Square Footage
-----------------------                       --------     ------         ----           --------       --------------
                                                                   (Dollars in Thousands)
Main Office in Marion
  100 West Third Street..................       Owned        1936        $115,336        $1,473             17,949
Location in Decatur
  1045 South 13th Street.................       Owned        1974          10,895           171              3,611
Walmart Supercenter in Marion
  3240 S. Western........................      Leased        1997           3,350           194                540
Location in Gas City
  1010 E. Main Street....................       Owned        1997          12,506           170              2,276


     The Company opened its first automated teller machine in May, 1995 at its Marion branch and now maintains a ATM at each branch location.

         The Company owns computer and data processing equipment which is used for transaction processing and accounting. The net book value of electronic data processing equipment owned by the Company was $247,000 at June 30, 1999.

         The Company also has contracted for the data processing and reporting services of BISYS, Inc. in Houston, Texas. The cost of these data processing services is approximately $26,100 per month.

Item 3.  Legal Proceedings.

 .    The Company is not a party to any material pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of MCHI's shareholders during the quarter ended June 30, 1999.

Item 4.5.  Executive Officers of MCHI.

     Presented below is certain information  regarding the executive officers of
MCHI:

   Name                              Position
   ----                              --------
   Steven L. Banks               President
   Larry G.  Phillips            Sr. Vice President, Secretary and Treasurer
   Cynthia M. Fortney            Vice President and Assistant Secretary

         Steven L. Banks (age 49) became President of both MCHI and the Bank on April 1, 1999. He has also served as executive Vice President of First Marion since 1996. Prior to his affiliation with MCHI and the Bank, Mr. Banks served as President and CEO of Fidelity Federal Savings Bank of Marion.

         Larry G. Phillips (age 50) has been employed by MCHI since November, 1992. He became Sr. Vice President of the Bank in 1996 and has served as Treasurer of the Bank since 1983, Secretary of the Bank since 1989 and Secretary and Treasurer of First Marion since 1989. Mr. Phillips served as Vice President and Treasurer of the Bank from 1983 to 1996.

         Cynthia M. Fortney (age 42) became Vice President and Assistant Secretary of MCHI in 1998 and has been Vice President of the Bank since 1998. Ms. Fortney has also served as Assistant Vice President of First Marion since 1998.

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

                                    Quarter                                                Dividends
                                     Ended             High                Low             Declared
                                     -----             ----                ---             --------
June 30, 1999..................     $20 3/4          $21 1/2              $20 1/16            $.22
March 31, 1999.................      22               22 3/4               19 3/4              .22
December 31, 1998..............      20               23 3/4               17 7/8              .22
September 30, 1998.............      23 1/2           28 9/16              22 1/4              .22
June 30, 1998..................      28 1/2           29 1/2               28                  .22
March 31, 1998.................      28 1/2           29                   25 7/8              .22
December 31, 1997..............      27 1/8           28 1/8               26 1/4              .22
September 30, 1997.............      28               28                   22                  .22


          As of July 31, 1999, there were 393 record holders of MCHI's Common Stock. MCHI estimates that, as of that date, there were approximately 750 additional shareholders in "street" name.

         Since MCHI has no material independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the earnings on its investment securities and ability of the Bank to pay dividends to MCHI. The Bank's ability to pay dividends is subject to certain regulatory restrictions. See "Regulation -- Capital Distributions Regulation."

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

Item 6.  Selected Consolidated Financial Data

         The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Information" on page 2 of MCHI's Shareholder Annual Report for its fiscal year ended June 30, 1999 (the "Shareholder Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required by this item is incorporated by reference to pages 3 through 14 of the Shareholder Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The information required by this item is incorporated by reference to pages 3 through 4 of the Shareholder Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         MCHI's Consolidated Financial Statements and Notes thereto contained on pages 15 through 41 in the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is incorporated by reference to pages 1 through 3 of MCHI's Proxy Statement for its 1999 Annual Shareholder Meeting (the "1999 Proxy Statement"). Information concerning MCHI's executive officers is included in Item 4.5 in Part I of this report. Information concerning compliance by such persons with Section 16(a) of the 1934 Act is incorporated by reference to pages 6 through 7 of the 1999 Proxy Statement.

Item 11.  Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 4 through 6 of the 1999 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to pages1 through 2 of the 1999 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to page 6 of the 1999 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)   The following financial statements are filed as part of this report:

                                                                   Shareholder
                                                                  Annual Report
         Financial Statements                                       Page No.
         --------------------                                       --------
         Consolidated Statement of Financial Condition
              at June 30, 1999, and 1998                               16

         Consolidated Statement of Income for the
              Fiscal Years ended June 30,
              1999, 1998 and 1997                                      17

         Consolidated Statement of Shareholders' Equity
              for the Fiscal Years ended
              June 30, 1999, 1998 and 1997                             18

         Consolidated Statement of Cash Flows
              for the Fiscal Years ended
              June 30, 1999, 1998, and 1997                            19

         Notes to Consolidated Financial Statements                    20

(b) MCHI filed no reports on Form 8-K during the fourth quarter ended June 30, 1999.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index beginning on page E-1.

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

                                                  MARION CAPITAL HOLDINGS, INC.

      Date:  September 27, 1999                  /s/ Steven L. Banks
                                                  -----------------------------
                                                  Steven L. Banks, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of September, 1999.


 /s/ Steven L. Banks                               /s/ John M. Dalton
--------------------------------------             -----------------------------
 Steven L. Banks                                   John M. Dalton, Director
 President, Director
 (Principal Executive Officer)

 /s/ Larry G. Phillips                             /s/ W. Gordon Coryea
--------------------------------------             -----------------------------
 Larry G. Phillips                                 W. Gordon Coryea, Director
 Senior Vice President, Secretary and Treasurer
 (Principal Financial and Accounting Officer)

                                                   /s/ Jerry D. McVicker
                                                   -----------------------------
                                                   Jerry D. McVicker, Director


                                                   /s/ Jack O. Murrell
                                                   -----------------------------
                                                   Jack O. Murrell, Director


                                                   /s/ Jon R. Marler
                                                   -----------------------------
                                                   Jon R. Marler, Director

                                  EXHIBIT INDEX
     3(1)    The  Articles  of   Incorporation   of  the   Registrant   is
             incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 33-55052).

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

     10(9) Defered Compensation Agreement between the Bank and Gordon Coryea dated April 30, 1988, as amended as of May 1, 1992, is incorporated by reference to Exhibit 10(13) to the
             Registration   Statement  on  Form  S-1   (Registration   No.
             33-55052).

     10(10)  Deferred Compensation  Agreement between the Bank and Merritt
             V. McVicker dated April 30, 1988, as amended as of May 1, 1992, is incorporated by reference to Exhibit 10(14) to the Registration Statement on Form S-1 (Registration No. 33-55052).

     10(11) Restated Executive Supplemental Retirement Agreement effective December 1, 1996 between the Bank and John M. Dalton is incorporated by reference to Exhibit 10(12) of the Registrant's Form 10-K for the period ended June 30, 1997.

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

     10(15) Executive Supplemental Retirement Agreement effective December 1, 1996 between the Bank and Larry G. Phillips is incorporated by reference to Exhibit 10(16) of the Registrant's Form 10-K for the period ended June 30, 1997.

     10(16) Death Benefit Agreement between the Bank and Steven L. Banks dated December 1, 1996 is incorporated by reference to
             Exhibit 10(18) of the Registrant's Form 10-K for the period ended June 30, 1997 .

     10(17) Excess Benefit Agreement dated as of Februry 28, 1996 between the Bank and John M. Dalton is incorporated by reference to
             Exhibit 10(18) to the Annual Report on Form 10-K for the fiscal year ended June 30, 1996. First Amendment to Excess Benefit Agreement of John M. Dalton dated December 1, 1996 is incorporated by reference to Exhibit 10(19) of the Registrant's Form 10-K for the period ended June 30, 1997.

  Exhibit Index                                                            Page

     10(18) Excess Benefit Agreement dated as of Februry 28, 1996 between the Bank and Robert D. Burchard is incorporated by reference to Exhibit 10(19) to the Annual Report on Form 10-K for the fiscal year ended June 30, 1996. First Amendment to Excess Benefit Agreement of Robert D. Burchard dated December 1, 1996 is incorporated by reference to Exhibit 10(20) of the Registrant's Form 10-K for the period ended June 30, 1997.

     10(19) Director Emeritus Agreement dated March 1, 1996 between the Bank and W. Gordon Coryea and First Amendment to such agreement dated December 1, 1996 is incorporated by reference to Exhibit 10(21) of the Registrant's Form 10-K for the period ended June 30, 1997.

     10(20) Director Emeritus Agreement dated March 1, 1996 between the Bank and George L. Thomas and First Amendment to such agreement dated December 1, 1996 is incorporated by reference to Exhibit 10(22) of the Registrant's Form 10-K for the period ended June 30, 1997.

     10(21) Director Emeritus Agreement dated March 1, 1996 between the Bank and John M. Dalton and First Amendment to such agreement dated December 1, 1996 is incorporated by reference to
             Exhibit 10(23) of the Registrant's Form 10-K for the period ended June 30, 1997.

     10(22) Director Emeritus Agreement dated March 1, 1996 between the Bank and Jack O. Murrell and First Amendment to such agreement dated December 1, 1996 is incorporated by reference to Exhibit 10(24) of the Registrant's Form 10-K for the period ended June 30, 1997.

     10(23) Contingent Executive Supplemental Retirement Income Agreement between the Bank and Steven L. Banks dated December 1, 1996 is incorporated by reference to Exhibit 10(25) of the Registrant's Form 10-K for the period ended June 30, 1997.

     10(24)  Second Director  Deferred  Compensation Plan between the Bank
             and John M. Dalton as of April 1, 1999.                        ____

     10(25) Rabbi Trust for the Director Deferred Compensation Master Agreement and Director Emeritus Plan dated December 1, 1996 is incorporated by reference to Exhibit 10(26) of the Registrant's Form 10-K for the period ended June 30, 1997.

     10(26) Rabbi Trust for the Executive Supplemental Retirement Income Plans and Excess Benefit Plans dated December 1, 1996 is incorporated by reference to Exhibit 10(27) of the Registrant's Form 10-K for the period ended June 30, 1997.

     13      1999 Shareholder Annual Report.                                ____

     21 Subsidiaries of the Registrant is incorporated by reference to Exhibit 22 to the Registration Statement on Form S-1 (Registration No. 33-55052).

     23      Consent of Auditors                                            ____

     27      Financial Data Schedule for Period Ended June 30, 1999
----------------
* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1)-10(26).