Form 10-Q
period 1999-09-30
MARION CAPITAL HOLDINGS INC
filed 1999-11-12
CIK 894372

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of November 10, 1999 was 1,360,750.

                          Marion Capital Holdings, Inc.

                                    Form 10-Q

                                      Index

                                                                        Page No.

Forward Looking Statements                                                     1

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                                 2

                  Consolidated  Condensed  Statement of Financial Condition
                  as of September 30, 1999 and June 30, 1999                   2

                  Consolidated   Condensed  Statement  of  Income  for  the
                  three-month periods ended September 30, 1999 and 1998        3

                  Consolidated  Condensed Statement of Shareholders' Equity
                  for the three months ended September 30, 1999                4

                  Consolidated  Condensed  Statement  of Cash Flows for the
                  three months ended September 30, 1999 and 1998               5

                  Notes to Consolidated Financial Statements                   7

Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                        9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   17

Item 6.   Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                    18

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

The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                                          September 30,                    June 30,
                                                                             1999                            1999
ASSETS
  Cash                                                                    $1,740,991                       $2,225,804
  Short-term interest bearing deposits                                     4,744,450                        6,626,884
                                                                       -----------------------------------------------
    Total cash and cash equivalents                                        6,485,441                        8,852,688

  Investment securities available for sale                                 2,966,775                        3,020,000
  Loans held for sale                                                         15,952                          326,901
  Loans receivable, net                                                  164,926,954                      165,797,406
  Real estate owned, net                                                           0                                0
  Premises and equipment                                                   1,813,273                        2,008,157
  Stock in Federal Home Loan Bank (at cost which
    approximates market)                                                   1,163,600                        1,163,600
  Investment in limited partnerships                                       4,583,675                        4,712,675
  Investment in other affiliate                                              650,000                          650,000
  Core deposit intangibles and goodwill                                      673,330                          698,580
  Other assets                                                             9,730,556                        9,871,482
                                                                       -----------------------------------------------

    Total assets                                                        $193,009,556                     $197,101,489
                                                                       ===============================================

LIABILITIES

  Deposits                                                              $133,238,863                     $142,087,269
  Advances from FHLB                                                      19,301,732                       15,533,732
  Other borrowings                                                         2,825,560                        3,240,344
  Advances by borrowers for taxes and
    insurance                                                                311,904                          201,919
  Other liabilities                                                        5,310,198                        4,294,658
                                                                       -----------------------------------------------
    Total liabilities                                                    160,988,257                      165,357,922

SHAREHOLDERS' EQUITY
  Preferred stock:
    Authorized and unissued -- 2,000,000 shares                                    0                                0
  Common stock, without par value:
    Authorized -- 5,000,000 shares
    Issued and outstanding -- 1,426,450 and
      1,424,550 shares                                                     8,020,048                        8,001,048
  Retained earnings                                                       23,994,711                       23,728,895
  Accumulated other comprehensive income                                       6,540                           13,624
                                                                       -----------------------------------------------
    Total shareholder's equity                                            32,021,299                       31,743,567
                                                                       -----------------------------------------------

    Total liabilities and shareholders' equity                          $193,009,556                     $197,101,489
                                                                       ===============================================

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                                                      Three Months Ended
                                                                         September 30,
                                                                  1999                 1998
Interest income
  Loans                                                        $3,532,902             $3,643,893
  Mortgage-backed securities                                            0                    427
  Interest-bearing deposits                                        95,106                 37,663
  Investment securities                                            48,600                 73,803
  Other interest and dividend income                               23,463                 22,960
                                                               ----------------------------------
    Total interest income                                       3,700,071              3,778,746

Interest expense
  Deposits                                                      1,660,355              1,714,329
  Advances from FHLB                                              255,422                232,064
                                                               ----------------------------------
    Total interest expense                                      1,915,777              1,946,393

Net interest income                                             1,784,294              1,832,353

Provision for losses on loans                                     205,000                  9,303
                                                               ----------------------------------

Net interest income after provision                             1,579,294              1,823,050

Other income
  Net loan servicing fees                                          21,221                 20,552
  Annuity and other commissions                                    44,023                 21,457
  Equity in losses of limited
    partnerships                                                (129,000)               (40,500)
  Life insurance income and
    death benefits                                                 39,050                 41,250
  Gain on sale of branch office                                   231,626                      0
  Other income                                                    110,194                 81,859
                                                               ----------------------------------
    Total other income                                            317,114                124,618
                                                               ----------------------------------

Other expenses
  Salaries and employee benefits                                  658,226                670,542
  Occupancy expense                                                68,710                 64,677
  Equipment expense                                                36,670                 30,242
  Deposit insurance expense                                        32,117                 33,872
  Real estate operations, net                                         161                (1,266)
  Data processing expense                                          75,900                 74,862
  Advertising                                                      17,957                 27,987
  Amortization of core deposit
    intangibles and goodwill                                       25,250                 27,053
  Other expenses                                                  223,462                209,489
                                                               ----------------------------------
    Total other expenses                                        1,138,453              1,137,458
                                                               ----------------------------------

Income before income taxes                                        757,955                810,210
  Income tax expense                                              178,540                293,080
                                                               ----------------------------------

Net income                                                       $579,415               $517,130
                                                               ==================================

Per share
  Basic earnings per share                                          $0.41                  $0.32
  Diluted earnings per share                                        $0.40                  $0.31
  Dividends                                                         $0.22                  $0.22

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY


                                                                             Total
                                                                          Shareholders'
                                                                             Equity
                                                             -----------------------------------------
Balances, July, 1 1999 and July 1, 1998                       $31,743,567                 $37,656,627

  Comprehensive income
    Net income                                                    579,415                     517,130
    Other comprehensive income, net of tax
      Unrealized gains on securities                               (7,084)                     39,551
                                                             -----------------------------------------

    Comprehensive income                                          572,331                     556,681

  Exercise of stock options                                        19,000                      10,830

  Repurchase of common stock                                            0                  (2,228,062)

  Cash dividends                                                 (313,599)                   (360,460)
                                                             -----------------------------------------

Balances, September 30, 1999 and September 30, 1998           $32,021,299                 $35,635,616
                                                             =========================================

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                                                  Three Months Ended
                                                                                     September 30,

OPERATING ACTIVITIES                                                               1999          1998
                                                                               ------------------------
   Net Income                                                                     $579,415     $517,130
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                                 205,000        9,303
         Equity in loss of limited partnerships                                    129,000       40,500
         Amortization of net loan origination fees                                 (54,641)     (45,728)
         Net amortization of investment securities'
            premiums and discounts                                                     570          159
         Amortization of core deposits and goodwill                                 25,250       27,053
         Depreciation                                                               49,378       43,273
         Deferred income tax                                                      (249,789)      35,792
         Gain on sale of branch office                                            (231,626)           0
         Gain on sale of loans                                                      (6,121)     (20,840)
         Origination of loans for sale                                            (301,189)  (1,891,518)
         Proceeds from sale of loans                                               612,138    1,910,123
         Change in:
            Interest receivable                                                    137,925      128,728
            Interest payable and other liabilities                               1,075,723      671,461
            Cash value of insurance                                               (128,550)     (41,250)
            Prepaid expense and other assets                                       385,986      (93,932)
                                                                               -------------------------
               Net cash provided by operating activities                         2,228,469    1,290,254
                                                                               -------------------------

INVESTING ACTIVITIES
   Proceeds from maturity of investment securities
      held to maturity                                                           1,000,000            0
   Purchase of investment securities available
      for sale                                                                    (959,070)           0
   Payments on mortgage-backed securities                                                0        2,770
   Net changes in loans                                                            718,841   (1,856,942)
   Purchases of premises and equipment                                             (13,777)     (37,371)
   Net cash disposed in sale of branch office                                   (8,593,288)           0
                                                                               -------------------------
      Net cash used by investing activities                                     (7,847,294)  (1,891,543)
                                                                               -------------------------


FINANCING ACTIVITIES
   Net change in:
      Interest-bearing demand and savings deposits                                (858,540)  (2,100,500)
      Certificates of deposit                                                      941,516    4,314,448
   Proceeds from FHLB advances                                                   4,000,000    7,000,000
   Repayment of FHLB advances                                                     (232,000)  (5,227,000)
   Repayment of other borrowings                                                  (414,784)    (394,062)
   Net change in advances by borrowers for taxes
      and insurance                                                                109,985      114,047
   Proceeds from exercise of stock options                                          19,000       10,830
   Repurchase of common stock                                                            0   (2,228,062)
   Dividends paid                                                                 (313,599)    (360,460)
                                                                               -------------------------
      Net cash provided by financing activities                                  3,251,578    1,129,241

                                                                               -------------------------
Net change in cash and cash equivalents                                         (2,367,247)     527,952

Cash and Cash Equivalents, Beginning of Period                                   8,852,688    5,134,764
                                                                               -------------------------

Cash and Cash Equivalents, End of Period                                        $6,485,441   $5,662,716
                                                                               =========================

ADDITIONAL CASH FLOWS AND
SUPPLEMENTARY INFORMATION
   Interest paid                                                                $1,132,098   $1,142,209
   Income tax paid                                                                       0       80,000

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments, comprising only normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 1999, results of operations for the three-month periods ended September 30, 1999 and 1998, and cash flows for the three month periods ended September 30, 1999 and 1998.

NOTE B: Dividends and Earnings Per Share

On August 16, 1999, the Board of Directors declared a quarterly cash dividend of $.22 per share. This dividend was paid on September 15, 1999 to shareholders of record as of August 27, 1999.

Earnings per share (EPS) were computed as follows:



                                                 Three Months Ended                     Three Months Ended
                                                 September 30, 1999                     September 31, 1998
                                    ----------------------------------------   ---------------------------------------
                                                     Weighted                                  Weighted
                                                      Average      Per Share                   Average       Per Share
                                      Income          Shares        Amount      Income          Shares         Amount
Basic earnings per share
 Income available to
 common shareholders                $ 579,415       1,425,064       $   .41    $ 517,130       1,640,284       $   .32
                                                                    =======                                    =======

Effect of dilutive securities
 Stock Options                                          8,581                                     27,180
                                                    ---------                                  ---------

Diluted earnings per share
 Income available to
 common shareholders and
assumed conversions                 $ 579,415       1,433,645       $   .40    $ 517,130       1,667,464       $   .31
                                    =========       =========       =======    =========       =========       =======


NOTE C: Reporting Comprehensive Income

The Company adopted Statement of financial Accounting Standards No. 130, Reporting comprehensive Income. Comprehensive income includes unrealized gains on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:


                                                 Three Months Ended
                                                   September 30
                                             ------------------------
                                               1999            1998
                                             --------        --------
Accumulated other comprehensive income
  Balance, July 1                              13,624        $ 30,332
  Net unrealized gains(losses)                 (7,084)         39,551
                                             --------        --------

  Balance, September 30                      $  6,540        $ 69,883
                                             ========        ========

Income tax expense(benefit)
  Unrealized holding gains(losses)           $ (4,646)       $ 25,942
                                             ========        ========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's total assets were $193.0 million at September 30, 1999 compared to $197.1 million at June 30, 1999. Cash and cash equivalents decreased $2.4 million and investment securities remained relatively unchanged from June 30, 1999 to September 30, 1999. Net loans receivable were $164.9 million at September 30, 1999, a decrease of $1.2 million, or .7%, from June 30, 1999. The Company owned no real estate owned at September 30, 1999 and June 30, 1999.

Deposits decreased to $133.2 million at September 30, 1999 compared to $142.0 million at June 30, 1999, a 6.2% decrease. This $8.8 million decrease was a result of the Company selling its Decatur branch deposits on September 3, 1999 to another financial institution. The deposits sold amounted to $9.0 million. Passbook and transaction accounts decreased by $.9 million and certificate of deposit accounts decreased by $7.9 million.

Federal Home Loan Bank advances increased to $19.3 million at September 30, 1999, compared to $15.5 million at June 30, 1999, a 24.3% increase. Advances were used to partially fund the sale of the Decatur branch deposits.

Shareholders' equity was $32.0 million at September 30, 1999, compared to $31.7 million at June 30, 1999.

Results of Operations Comparison of Three Months Ended September 30, 1999 and September 30, 1998

Net income for the three months ended September 30, 1999 of $579,415 was a 12.0% increase from the three months ended September 30, 1998 of $517,130. Net interest income for the quarter ended September 30, 1999, equaled $1,784,294, a decrease of 2.6% over the quarter ended September 30, 1998 of $1,832,353. Pre-tax income for the quarter ended September 30, 1999, equaled $757,955, a decrease of 6.5% over the quarter ended September 30, 1998 of $810,210. The increase of federal income tax credits for the three months ended September 30, 1999, caused the Company's effective tax rate to decrease to 24% from the prior year's effective tax rate of 36%. A recent investment has generated new credits beginning in July 1999 and will increase to approximately $370,000 per year based on current projections. The Company experienced a higher effective tax rate in the prior period since its tax credits from a previous investment had expired.

A provision of $205,000 for losses on loans was made for the three months ended September 30, 1999 compared to a $9,303 provision in the same period last year. The large loan loss provision was made as a result of the Company's ongoing evaluation of its impaired loans and their net realizable value. As foreclosure actions were proceeding and receivers were appointed during the quarter ended September 30, 1999, on non-residential real estate loans totaling approximately $1,400,000, the Company was able to obtain detailed information to evaluate the properties and the length of time necessary to complete legal proceedings to acquire the assets. The Company charged off $327,000 of these loans during the quarter. These loans will be continually evaluated each quarter so that the Company's loan loss allowance remains adequate to absorb future losses.

Total other income increased by $192,496 for the three months ended September 30, 1999, compared to the same period in the prior year. This increase is attributable to the sale of the Decatur branch deposits and facilities, resulting in a gain of $231,626 on September 3, 1999. The Company also experienced an increase in commissions from annuity and mutual fund sales of $22,566 over the same period last year and an increase of fee income amounting to approximately $14,000. Equity losses in limited partnerships increased from $40,500 for the quarter ended September 30, 1998 to a $129,000 loss for the quarter ended September 30, 1999, as the new limited partnership begin operations in July 1999. It is projected that the partnership will operate at a loss for many years as designed from inception.

Total other expenses increased by $995 for the three months ended September 30, 1999, compared to the same period in the prior year.

Income tax expense for the three months ended September 30, 1999 amounted to $178,540, a decrease of $114,540 over the three months ended September 30, 1998, which resulted in a decreased effective rate. The Company's effective tax rate for the three months ended September 30, 1999 was 24%, compared to 36% for the comparable period in 1998. The decrease in the effective tax rate was attributed to the increase of low income housing tax credits as described above.

Allowance for loan losses amounted to $2.1 million at September 30, 1999, which decreased $121,458 from June 30, 1999 after adjusting for charge-offs and recoveries. The $205,000 1999 provision and resulting level of the allowance for loan losses was determined, as for any period, based on the evaluation of nonperforming loans and other classified loans, changes in the composition of the loan portfolio with allowance allocations made by loan type, past loss experience, the amount of loans outstanding and current economic conditions.

The allowance for loan losses is computed by assigning an estimated loss percentage to loans outstanding in each category of loans held in the portfolio. All categories of loans, including multi-family, commercial real estate and other commercial, and consumer loans, are assigned a higher percentage than single-family loans based on greater risk factors inherent in these types of loans. In addition to maintaining the allowance as a percentage of the outstanding loans in the portfolio, additional reserves are provided for nonperforming loans and other classified loans based on management's assessment of impairment, if any. Individual loans are specifically analyzed to determine an estimate of loss, and those specific allocations are then included as part of the loan loss allowance. Historically, MCHI has been able to minimize its losses on loans in relation to the allowance and loans outstanding. Management considers the allowance to be adequate and will continue to monitor the allowance for loan losses at least on a quarterly basis and adjust the provision accordingly to maintain the allowance for loan losses at the prescribed level. The following table illustrates the changes affecting the allowance for loan losses for the three months ended September 30, 1999.


                                          Allowance For      Allowance For         Total
                                           Loan Losses         REO Loses         Allowance
Balances at July 1, 1999 ...........       $ 2,271,701        $         0       $ 2,271,701

Provision for losses ...............           205,000                  0           205,000
Recoveries .........................               542                  0               542
Loans and REO charged off ..........          (327,000)                 0          (327,000)
                                           -----------        -----------       -----------

Balances at September 30, 1999......       $ 2,150,243        $         0       $ 2,150,243
                                           ===========        ===========       ===========


The loan loss reserves to total loans at September 30, 1999 equaled 1.29% of total loans outstanding, compared to 1.35% of total loans outstanding at June 30, 1999. Total non-performing assets decreased during the three months ended
September  30,  1999,  from $3.3  million  at June 30,  1999 to $3.1  million at
September 30, 1999. Non-performing assets at September 30, 1999 consisted entirely of loans delinquent greater than 90 days.

Total non-performing loans totaled 1.83% of total loans outstanding at September 30, 1999 compared to 1.98% of total loans at June 30, 1999.

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



                                            September 30,    June 30,
                                                1999          1999
                                            -------------    --------
                                              (Dollars in Thousands)
Accruing loans delinquent
    more than 90 days ..................       $   --        $   --
Non-accruing loans:
    Residential ........................          752         1,108
    Multi-family .......................          461           462
    Commercial real estate .............        1,645         1,585
    Commercial loans ...................           54           153
    Consumer ...........................           44            21
Troubled debt restructurings ...........           --            --
                                               ------        ------
   Total non-performing loans ..........        3,056         3,329
Real estate owned, net .................            0             2
                                               ------        ------
    Total non-performing assets.........       $3,056        $3,331
                                               ======        ======

Non-performing loans to
    total loans ........................         1.83%         1.98%
Non-performing assets to
    total assets .......................         1.58%         1.69%



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

                                                            Three Months September 30
                                ------------------------------------------------------------------------------
                                                1999                                        1998
                                -----------------------------------           --------------------------------
                                                             (Dollars in thousands)

                                Average                     Average           Average                 Average
                                Balance        Interest      Rate             Balance      Interest     Rate
                                -------        --------      ----             -------      --------     ----

Total interest-
  earnings assets............    $179,258       $3,700      8.26%             $176,490      $3,779      8.56%
Total interest-
  bearing liabilities........     156,586        1,916      4.89%              150,767       1,947      5.16%
                                                 -----                                       -----

Net interest income/
Interest rate spread.........                   $1,784      3.37%                           $1,832      3.40%
                                                 =====                                      ======



Shareholders' Equity

Shareholders' equity at September 30, 1999 was $32,021,299, an increase of $277,732 from June 30, 1999. The Company's equity to asset ratio was 16.59% at September 30, 1999 compared to 16.11% at June 30, 1999. There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 1999 the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since September 30, 1999 that management believes have changed the Bank's classification.





                                                                    1999
                                   -------------------------------------------------------------------------
                                                                   Required
                                                                 for Adequate              To Be Well
                                          Actual                   Capital                 Capitalized
                                   -------------------------------------------------------------------------
September 30                        Amount       Ratio        Amount     Ratio          Amount     Ratio
------------------------------------------------------------------------------------------------------------
Total risk-based capital
  (to risk-weighted assets)        $28,375       20.7%       $10,943      8.0%         $13,678      10.0%
Tier I risk based capital
  (to risk-weighted assets)         26,663       19.4%        10,943      8.0%          13,678      10.0%
Core capital
   (to adjusted tangible assets)    26,663       14.4%         5,537      3.0%          11,073       6.0%
Core capital
   (to adjusted total assets)       26,663       14.4%         5,537      3.0%           9,228       5.0%


Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 5%, of which 1% must be comprised of short-term investments. At September 30, 1999, the Bank's liquidity ratio was 5.9% of which 4.0% was comprised of short-term investments.

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

Management recognizes the possibility of certain risks associated with Year 2000 and is continuing to evaluate appropriate courses of corrective action. As of September 30, 1999, the Company has completed an inventory of all hardware and software systems and has made all mission critical classifications. The Company has implemented both an employee awareness program and a customer awareness program aimed at educating people about the efforts being made by the Company as well as bank regulators regarding the Year 2000 issue.

The Company's data processing is performed primarily by a third party servicer. In November, 1998, the Company began testing the systems of its primary service provider. Such testing was continued and completed during the quarter ended September 30, 1999. The results from these extensive tests disclosed no significant weakness or problems in processing and operating beyond December 31, 1999.

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

Costs associated with Year 2000 issues have been immaterial. Although management believes it has taken taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that the Company will not incur additional expenses in future periods. Amounts expensed in fiscal 1998 and 1997 were immaterial.

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

The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation, an institution's "normal" lev7el of interest rate risk in the event of an assumed changed in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "Normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associates which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. As the Bank does not meet either of these requirements, it is not required to file Schedule CMR, although it does no voluntarily. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) form their total capital available to calculate their risk based capital requirement of their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease
(whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

Presented below, as of September 30, 1999, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changed in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At September 30, 1999, 2% of the present value of the Bank's assets was approximately $3.8 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $1.1 million at September 30, 1999, the Bank would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS's reporting requirements under this methodology.

                        Net Portfolio Value             NPV as % of PV of Assets
Change
In Rates       $ Amount       $Change        %Change     NPV Ratio      Change
--------------------------------------------------------------------------------
                           (Dollars in Thousands)
+300 bp         29,135        -2,459           -8%         16.03%         73 bp
+200 bp         30,446        -1,148           -4%         16.50%        -25 bp
+100 bp         31,287          -307           -1%         16.75%          0 bp
   0 bp         31,594                                     16.75%
-100 bp         31,441          -153            0%         16.55%        -21 bp
-200 bp         31,279          -315           -1%         16.34%        -42 bp
-300 bp         31,431          -163           -1%         16.26%        -50 bp

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

Neither  the  Company  nor the Bank were,  during the  nine-month  period  ended
September 30, 1999, or are, as of the date hereof, involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage loans.

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

         27       Financial Data Schedule

b)       Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MARION CAPITAL HOLDINGS, INC.



Date: November 10, 1999                   By: /s/ Steven L. Banks
                                              -------------------
                                              Steven L. Banks, President



Date: November 10, 1999                   By: /s/ Larry G. Phillips
                                             ----------------------
                                             Larry G. Phillips, Vice President,
                                             Secretary and Treasurer