Form 10-Q
period 1999-12-31
MARION CAPITAL HOLDINGS INC
filed 2000-02-14
CIK 894372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         __________________ TO _________________

                         Commission file number: 0-21108

                          MARION CAPITAL HOLDINGS, INC.
                          -----------------------------
               (Exact name of registrant specified in its charter)


          Indiana                                           35-1872393
--------------------------                            --------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of February 3, 2000 was 1,356,250.

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

                  Consolidated Condensed Statement of
                  Financial Condition as of
                  December 31, 1999 and June 30, 1999......................2

                  Consolidated Condensed Statement of
                  Income for the three-month
                  and six-month periods ended
                  December 31, 1999 and 1998...............................3

                  Consolidated Condensed Statement
                  of Shareholders' Equity
                  for the six months ended December 31, 1999...............4

                  Consolidated Condensed Statement of
                  Cash Flows for the six months
                  ended December 31, 1999 and 1998.........................5

                  Notes to Consolidated Financial Statements...............7

Item 2.     Management's Discussion and Analysis of
                  Financial Condition and
                  Results of Operations....................................9

Item 3.     Quantitative and Qualitative Disclosures
                  About Market Risk.......................................16




PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.............................................18

Item 4.    Submission of Matters to Vote of Security Holders .............18

Item 6.     Exhibits and Reports on Form 8-K..............................18

SIGNATURES................................................................20

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

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION


                                                       December 31,          June 30,
                                                           1999                1999
                                                      -------------       -------------
ASSETS
  Cash                                                $   3,656,412       $   2,225,804
  Short-term interest bearing deposits                    2,235,198           6,626,884
                                                      -------------       -------------
    Total cash and cash equivalents                       5,891,610           8,852,688

  Investment securities available for sale                2,964,669           3,020,000
  Loans held for sale                                        39,968             326,901
  Loans receivable, net                                 165,701,974         165,797,406
  Real estate owned, net                                     63,348
  Premises and equipment                                  1,780,266           2,008,157
  Stock in Federal Home Loan Bank (at cost which
    approximates market)                                  1,395,200           1,163,600
  Investment in limited partnerships                      4,360,675           4,712,675
  Investment in other affiliate                             650,000             650,000
  Core deposit intangibles and goodwill                     648,682             698,580
  Cash value of life insurance                            7,135,616           5,797,666
  Other assets                                            4,113,243           4,073,816
                                                      -------------       -------------

    Total assets                                      $ 194,745,251       $ 197,101,489
                                                      =============       =============

LIABILITIES

  Deposits                                            $ 131,567,979       $ 142,087,269
  Advances from FHLB                                     24,326,490          15,533,732
  Other borrowings                                        2,825,560           3,240,344
  Advances by borrowers for taxes and
    insurance                                               207,025             201,919
  Other liabilities                                       4,470,154           4,294,658
                                                      -------------       -------------
    Total liabilities                                   163,397,208         165,357,922

SHAREHOLDERS' EQUITY
  Preferred stock:
    Authorized and unissued -- 2,000,000 shares
  Common stock, without par value:
    Authorized -- 5,000,000 shares
    Issued and outstanding -- 1,355,750 and
      1,424,550 shares                                    8,020,048           8,001,048
  Retained earnings                                      23,332,571          23,728,895
  Accumulated other comprehensive income (loss)              (4,576)             13,624
                                                      -------------       -------------
    Total shareholder's equity                           31,348,043          31,743,567
                                                      -------------       -------------

    Total liabilities and shareholders' equity        $ 194,745,251       $ 197,101,489
                                                      =============       =============

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME


                                               Three Months Ended                   Six Months Ended
                                                  December 31,                        December 31,
                                             1999              1998              1999              1998
                                         -----------       -----------       -----------       -----------
Interest income
  Loans                                   $ 3,532,595       $ 3,703,316       $ 7,065,497       $ 7,347,209
  Interest-bearing deposits                    27,584            33,768           122,690            71,431
  Investment securities                        48,055            60,176            96,655           134,406
  Other interest and dividend income           24,474            22,875            47,937            45,835
                                          -----------       -----------       -----------       -----------
    Total interest income                   3,632,708         3,820,135         7,332,779         7,598,881

Interest expense
  Deposits                                  1,559,220         1,702,269         3,219,575         3,416,598
  Advances from FHLB                          310,545           233,268           565,967           465,332
                                          -----------       -----------       -----------       -----------
    Total interest expense                  1,869,765         1,935,537         3,785,542         3,881,930

Net interest income                         1,762,943         1,884,598         3,547,237         3,716,951

Provision for losses on loans                 253,027             6,886           458,027            16,189
                                          -----------       -----------       -----------       -----------

Net interest income after provision         1,509,916         1,877,712         3,089,210         3,700,762

Other income
  Net loan servicing fees                      20,822            18,854            42,043            39,406
  Annuity and other commissions                43,151            24,063            87,174            45,520
  Losses from limited
    partnerships                             (223,000)          (65,000)         (352,000)         (105,500)
  Life insurance income and
    death benefits                            759,400            61,250           798,450           102,500
  Gain on sale of branch office                     0                 0           231,626                 0
  Other income                                120,561            92,293           230,755           174,152
                                          -----------       -----------       -----------       -----------
    Total other income                        720,934           131,460         1,038,048           256,078
                                          -----------       -----------       -----------       -----------

Other expenses
  Salaries and employee benefits              764,569           608,654         1,422,795         1,279,196
  Occupancy expense                            62,550            65,151           131,260           129,828
  Equipment expense                            33,398            32,058            70,068            62,300
  Deposit insurance expense                    32,837            32,976            64,954            66,848
  Real estate operations, net                 117,657                19           117,818            (1,247)
  Data processing expense                      74,747            76,272           150,647           151,134
  Advertising                                  18,521            41,316            36,478            69,303
  Amortization of core deposit
    intangibles and goodwill                   24,649            26,453            49,899            53,506
  Other expenses                              242,144           194,720           465,606           404,209
                                          -----------       -----------       -----------       -----------
    Total other expenses                    1,371,072         1,077,619         2,509,525         2,215,077
                                          -----------       -----------       -----------       -----------

Income before income taxes                    859,778           931,553         1,617,733         1,741,763
  Income tax expense (benefit)                (85,860)          347,014            92,680           640,094
                                          -----------       -----------       -----------       -----------

Net income                                $   945,638       $   584,539       $ 1,525,053       $ 1,101,669
                                          ===========       ===========       ===========       ===========

Per share
  Basic earnings per share                $      0.69       $      0.37       $      1.09       $      0.69
  Diluted earnings per share              $      0.68       $      0.37       $      1.08       $      0.68
  Dividends                               $      0.22       $      0.22       $      0.44       $      0.44

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY


                                                               Total
                                                           Shareholders'
                                                              Equity
                                                   -------------------------------
Balances, July, 1 1999 and 1998                    $ 31,743,567       $ 37,656,627

  Comprehensive income
    Net income                                        1,525,053          1,101,669
    Other comprehensive income, net of tax
      Unrealized gains (losses) on securities           (18,200)            18,616
                                                   ------------       ------------

    Comprehensive income                              1,506,853          1,120,285

  Exercise of stock options                              19,000             40,893

  Repurchase of common stock                         (1,308,413)        (3,786,575)

  Tax benefit of stock options excercised                     0            106,982

  Cash dividends                                       (612,964)          (703,843)
                                                   ------------       ------------

Balances, December 31, 1999 and 1998               $ 31,348,043       $ 34,434,369
                                                   ============       ============

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS


                                                                            Six Months Ended
                                                                              December 31,

OPERATING ACTIVITIES                                                     1999               1998
                                                                     ------------       ------------
   Net Income                                                        $  1,525,053       $  1,101,669
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                        458,027             16,189
         Losses from limited partnerships                                 352,000            105,500
         Amortization of net loan origination fees                       (106,398)          (125,680)
         Net amortization of investment securities'
            premiums and discounts                                        (15,736)               403
         Amortization of core deposits and goodwill                        49,899             53,506
         Depreciation                                                      96,679             88,267
         Deferred income tax                                             (357,969)            20,009
         Gain on sale of branch office                                   (231,626)                 0
         Gain on sale of loans                                             (9,187)           (20,840)
         Origination of loans for sale                                   (631,746)        (5,681,074)
         Proceeds from sale of loans                                      918,679          3,946,464
         Change in:
            Interest receivable                                           138,605            197,948
            Interest payable and other liabilities                        175,496           (429,709)
            Cash value of insurance                                      (887,950)          (102,500)
            Prepaid expense and other assets                              (83,840)            16,738
                                                                     ------------       ------------
               Net cash provided (used) by operating activities         1,389,986           (813,110)
                                                                     ------------       ------------

INVESTING ACTIVITIES
   Proceeds from maturity of investment securities
      held to maturity                                                  1,000,000          2,000,000
   Purchase of investment securities available
      for sale                                                           (959,070)
   Payments on mortgage-backed securities                                                      2,917
   Net changes in loans                                                  (272,797)          (801,328)
   Purchases of premises and equipment                                    (28,070)           (74,973)
   Premiums paid on life insurance                                       (450,000)
   Net cash disbursed in sale of branch office                         (8,593,288)
                                                                     ------------       ------------
      Net cash (used) by investing activities                          (9,303,225)         1,126,616
                                                                     ------------       ------------

   (CONTINUED)


FINANCING ACTIVITIES
   Net change in:
      Interest-bearing demand and savings deposits                     (1,339,323)        (2,298,743)
      Certificates of deposit                                            (189,219)         5,011,658
   Proceeds from FHLB advances                                         12,500,000          8,000,000
   Repayment of FHLB advances                                          (3,707,242)        (6,017,940)
   Repayment of other borrowings                                         (414,784)          (394,062)
   Net change in advances by borrowers for taxes
      and insurance                                                         5,106             31,828
   Proceeds from exercise of stock options                                 19,000             40,893
   Repurchase of common stock                                          (1,308,413)        (3,786,575)
   Dividends paid                                                        (612,964)          (703,843)
                                                                     ------------       ------------
      Net cash provided (used) by financing activities                  4,952,161           (116,784)

                                                                     ------------       ------------
Net change in cash and cash equivalents                                (2,961,078)           196,722

Cash and Cash Equivalents, Beginning of Period                          8,852,688          5,134,764
                                                                     ------------       ------------

Cash and Cash Equivalents, End of Period                             $  5,891,610       $  5,331,486
                                                                     ============       ============

ADDITIONAL CASH FLOWS AND
SUPPLEMENTARY INFORMATION
   Interest paid                                                     $  3,777,183       $  3,906,877
   Income tax paid                                                        397,000            435,000
   Loans to finance the sale of real estate owned                          42,760              8,500


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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments, comprising only normal recurring accruals, necessary to present fairly the Company's financial position as of December 31, 1999, results of operations for the three-month and six-month periods ended December 31, 1999 and 1998, and cash flows for the six month periods ended December 31, 1999 and 1998.

NOTE B: Dividends and Earnings Per Share

On November 15, 1999, the Board of Directors declared a quarterly cash dividend of $.22 per share. This dividend was paid on December 15, 1999 to shareholders of record as of November 29, 1999.

Earnings per share (EPS) were computed as follows:


                                        Three Months Ended                             Three Months Ended
                                        December 31, 1999                              December 31, 1998
                           --------------------------------------------         -----------------------------------
                                           Weighted                                         Weighted
                                           Average           Per Share                      Average       Per Share
                           Income          Shares             Amount            Income      Shares         Amount
Basic earnings per share
 Income available to
 common shareholders       $945,638       1,374,512             $.69            $584,539   1,571,252         $.37
                                                                ====                                         ====

Effect of dilutive securities
 Stock Options                                7,363                                           21,976
                                          ---------                                        ---------

Diluted earnings per share
 Income available to
 common shareholders and
 assumed conversions       $945,638       1,381,875             $.68             $584,539    1,593,228       $.37
                           ========       =========             ====             =========   =========       ====


                                        Three Months Ended                             Three Months Ended
                                        December 31, 1999                              December 31, 1998
                           --------------------------------------------         -----------------------------------
                                           Weighted                                         Weighted
                                           Average           Per Share                      Average       Per Share
                           Income          Shares             Amount            Income      Shares         Amount
Basic earnings per share
 Income available to
 common shareholders     $1,525,053       1,399,788            $1.09          $1,101,669   1,605,768          $.69
                                                               =====                                          ====

Effect of dilutive securities
 Stock Options                                7,972                                            24,578
                                          ---------                                         ---------

Diluted earnings per share
 Income available to
 common shareholders and
 assumed conversions     $1,525,053      1,407,760            $1.08           $1,101,669    1,630,346         $.68
                         ==========      =========            =====           ===========   =========         ====




NOTE C: Reporting Comprehensive Income

The Company adopted Statement of financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains(losses) on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:

                                                Six Months Ended
                                                  December 31
                                            -----------------------
                                              1999           1998
                                            --------       --------
Accumulated other comprehensive income
  Balance, July 1                             13,624       $ 30,332
  Net unrealized gains(losses)               (18,200)        18,616
                                            --------       --------

  Balance, September 30                     $  4,576       $ 48,948
                                            ========       ========

Income tax expense(benefit)
  Unrealized holding gains(losses)          $(11,937)      $ 12,210
                                            ========       ========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's total assets were $194.7 million at December 31, 1999 compared to $197.1 million at June 30, 1999. Cash and cash equivalents decreased $3.0 million and investment securities remained relatively unchanged from June 30, 1999 to December 31, 1999. Net loans receivable were $165.7 million at December 31, 1999, a decrease of $.1 million, or .1%, from June 30, 1999. Cash value of life insurance increased $1.3 million from June 30, 1999, to December 31, 1999, as a result of the increased cash surrender value of life insurance on key man policies. This increase was a combination of purchasing additional policies and reflecting the increased value as a result of the death of one of the insured participants.

Deposits decreased to $131.6 million at December 31, 1999 compared to $142.1 million at June 30, 1999, a 7.4% decrease. This $10.5 million decrease was primarily the result of the Company selling its Decatur branch deposits on September 3, 1999, to another financial institution. The deposits sold amounted to $9.0 million. Passbook and transaction accounts decreased by $3.1 million and certificate of deposit accounts decreased by $7.4 million.

Federal Home Loan Bank advances increased by $8.8 million to $24.3 million at December 31, 1999, compared to $15.5 million at June 30, 1999, a 56.6% increase.

Shareholders' equity was $31.3 million at December 31, 1999, compared to $31.7 million at June 30, 1999. During the six months ended December 31, 1999, the Company repurchased 70,700 shares of common stock in the open market at a cost of $1.3 million, or an average price of $18.51 per share. This reduced the number of shares outstanding to 1,355,750 at December 31, 1999.

Net income for the six months ended December 31, 1999, of $1.5 million represents a 38.4% increase in income reported for the same period in the prior year. Earnings for the six months ended December 31, 1999, included an additional $156,000 in federal income tax credits as compared to the six months ended December 31, 1998. Also, for the six months ended December 31, 1999, death benefits proceeds from key man insurance resulted in additional income of $725,000. This increase of tax credits and the nontaxable proceeds from key man insurance had the effect of reducing the effective tax rate of the Company from approximately 37% for the six months ended December 31, 1998, to 6% for the six months ended December 31, 1999.

Results of Operations Comparison of Three Months Ended December 31, 1999 and December 31, 1998

Net income for the three months ended December 31, 1999 of $945,638 was a 61.8% increase from the three months ended December 31, 1998 of $584,539. Net interest income for the quarter ended December 31,1999, equaled $1,762,943, a decrease of 6.5% from the quarter ended December 31, 1998 of $1,884,598.

A provision of $253,027 for losses on loans was made for the three months ended December 31, 1999, compared to a $6,886 provision in the same period last year. The additional loan loss provision was made as a result of (1) the Company's ongoing evaluation of its impaired loans and their net realizable value; (2) a review of recent charge-offs reflecting a higher loss ratio than in previous years; and (3) a recent announcement from a local employer of intentions to close its Marion, Indiana, plant which may have an adverse effect on the local economy.

Total other income increased by $589,474 for the three months ended December 31, 1999, compared to the same period in the prior year. This increase is attributable to (1) death benefit proceeds from key man insurance, which resulted in additional income of $725,000; (2) commissions from sales of annuities and mutual funds, which increased by $19,088; (3) fee income on deposit accounts, which increased by $16,403; and (4) other miscellaneous income, which increased by $11,865. Also, during the quarter ended December 31, 1999, the Company charged off an additional $100,000 on an older limited partnership investment in excess of normal operating losses. Recent financial reports indicate a decline in net income produced by the partnership, which thus reflects a lower residual value of the investment. Equity losses in limited partnerships increased from $65,000 for the quarter ended December 31, 1998, to a $123,000 loss for the quarter ended December 31, 1999, as a new limited partnership began operations.

Total other expenses increased by $293,453, or 27.2% for the three months ended December 31, 1999, compared to the same period in the prior year. Real estate operations expense increased $117,638 as a result of an increase in the number of property foreclosures, plus a $100,000 nonrecurring estimated loss related to real estate operations. Salaries and employee benefits for the quarter ended December 31, 1999, increased by $155,915 over the quarter ended December 31, 1998. This increase is primarily due to funding the remaining benefits associated with the key man death benefits discussed above. Other increases reflect normal operating cost increases.

The income tax benefit for the three months ended December 31, 1999, amounted to $85,860, compared to tax expense of $347,014 for the three months ended December 31, 1998. The Company's effective tax benefit rate for the three months ended December 31, 1999, was 10%, compared to 37% tax rate for the comparable period in 1998. The decrease in income taxes is due from the nontaxable proceeds from key man insurance and the increase in federal tax credits from the limited partnerships. A recent investment has generated new tax credits beginning in July 1999, and will result in tax credits of approximately $370,000 per year based upon current projections.

Results of Operations Comparison of Six Months Ended December 31, 1999 and December 31, 1998.

Net income for the six months ended December 31, 1999, was $1,525,053 compared with $1,101,669 for the six months ended December 31, 1998, an increase of $423,384, or 38.4%. Interest income for the six months ended December 31, 1999, decreased $266,102, or 3.5%, compared to the same period in the prior year, while interest expense for the six months ended December 31, 1999, decreased $96,388, or 2.5%, compared to the same period in the prior year. As a result, net interest income for the six months ended December 31, 1999, amounted to $3,547,237, a decrease of $169,714, or 4.6%, compared to the same period in the prior year. Earnings for the six months ended December 31, 1999, included an additional $156,000 in federal income tax credits as compared to the six months ended December 31, 1998. This increase in tax credits and the nontaxable proceeds from key man life insurance had the effect of decreasing the effective tax rate of the Company from approximately

37% for the six months ended December 31, 1998, to 6% for the six months ended December 31, 1999.

A $458,027 provision for loss on loans for the six months ended December 31, 1999, was made compared to a $16,189 provision reported in the same period last year. The increased provision for the six months ended December 31, 1999, compared to the prior period was made for the same reasons previously described above.

Total other income increased by $781,970 for the six months ended December 31, 1999, compared to the same period in the prior year. This increase is attributable to increased fee income from loan servicing fees, annuity and other commissions, and other fee income of approximately $101,000 over income reported in the prior period. Also, life insurance income and death benefits increased by $695,950 over the prior period and gain on the sale of a branch amounted to $231,626. Also, for the six months ended December 31, 1999, the Company charged off an additional $100,000 on one of its limited partnership investments in excess of normal operating losses. Recent financial reports indicate a decline in net income produced by the partnership which thus reflects a lower residual value of the investment.

Total other expenses increased by $294,448 or 13.3% for the six months ended December 31, 1999, compared to the same period in the prior year. Salaries and employee benefits increased $143,599, or 11.2% primarily due to funding additional benefits associated with key man death benefits. Real estate operating expense increased by $119,065 for the six months ended December 31, 1999, compared to the same period in the prior year as a result of a nonrecurring estimated loss of $100,000 related to real estate operations.

Income tax expense for the six months ended December 31, 1999, amounted to $92,680, a decrease of $547,414 from the six months ended December 31, 1998, resulting in a decrease in the effective tax rate from 37% for the six months ended December 31, 1998 to 6% for the six months ended December 31, 1999. This change in effective tax rate is the result of nontaxable proceeds from key man life insurance and an increase in federal income tax credits as previously described above.

Allowance for loan losses amounted to $2.3 million at December 31, 1999, which was unchanged from June 30, 1999, after adjusting for charge-offs and recoveries. Management considered the allowances for loan and real estate losses at December 31, 1999, to be adequate to cover estimated losses inherent in those portfolios at that date, and its consideration included probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, real estate owned, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table illustrates the changes affecting the allowance for loan losses for the six months ended December 31, 1999.




                                     Allowance For      Allowance For        Total
                                      Loan Losses        REO Losses        Allowance

Balances at July 1, 1999 ..........   $ 2,271,701       $         0       $ 2,271,701
Provision for losses ..............       458,027                 0           458,027
Recoveries ........................         3,164            12,962            16,126
Loans and REO charged off .........      (415,931)             (262)         (416,193)
                                      -----------       -----------       -----------

Balances at December 31, 1999......   $ 2,316,961       $    12,700       $ 2,329,661
                                      ===========       ===========       ===========


The loan loss reserves to total loans at December 31, 1999 equaled 1.38% of total loans outstanding, compared to 1.35% of total loans outstanding at June 30, 1999. Total non-performing assets decreased during the six months ended December 31, 1999, from $3.3 million at June 30, 1999 to $2.4 million at December 31, 1999. Non-performing assets at December 31, 1999 consisted of loans delinquent greater than 90 days of $2,338,000 and repossessed assets of $63,000.

Total non-performing loans totaled 1.39% of total loans outstanding at December 31, 1999, compared to 1.98% of total loans at June 30, 1999.

The following table further depicts the amounts and categories of the Bank's non-performing assets. It is the policy of the Bank that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectable for any loan past due in excess of 90 days.

                                         December 31,  June 30,
                                            1999         1999
                                         ------------  --------
                                         (Dollars in Thousands)
Accruing loans delinquent
    more than 90 days ..............      $   --       $   --
Non-accruing loans:
    Residential ....................         522        1,108
    Multi-family ...................          --          462
    Commercial real estate .........       1,616        1,585
    Commercial loans ...............         161          153
    Consumer .......................          39           21
Troubled debt restructurings .......          --           --
                                          ------       ------
   Total non-performing loans ......       2,338        3,329
Repossessed assets, net ............          63            2
                                          ------       ------
    Total non-performing assets.....      $2,401       $3,331
                                          ======       ======

Non-performing loans to
    total loans ....................        1.39%        1.98%
Non-performing assets to
    total assets ...................        1.21%        1.69%

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

                                                         Three Months Ended December 31
                                ------------------------------------------------------------------------------
                                                1999                                        1998
                                -----------------------------------           --------------------------------
                                                               (Dollars in thousands)

                                Average                     Average           Average                  Average
                                Balance       Interest      Rate              Balance      Interest      Rate
Total interest-
  earnings assets . . . . . .    $175,090       $3,633      8.30%             $176,858      $3,820      8.64%
Total interest-
  bearing liabilities . . . .     152,990        1,870      4.89%             152,063       1,935       5.09%
                                                 -----                                      -----

Net interest income/
Interest rate spread. . . . .                   $1,763      3.41%                           $1,885      3.55%
                                                ======                                      ======

                                                           Six Months Ended December 31
                                ------------------------------------------------------------------------------
                                                1999                                        1998
                                -----------------------------------           --------------------------------
                                                             (Dollars in thousands)

                                Average                     Average           Average                  Average
                                Balance       Interest      Rate              Balance      Interest      Rate
Total interest-
  earnings assets . . . . . .    $177,253       $7,333      8.27%             $176,470      $7,599      8.61%
Total interest-
  bearing liabilities . . . .     155,107        3,786      4.88%             151,311        3,882      5.13%
                                                 -----                                      ------

Net interest income/
Interest rate spread. . . . .                   $3,547      3.39%                           $3,717      3.48%
                                                 =====                                      ======



Shareholders' Equity

Shareholders' equity at December 31, 1999, was $31,348,043, a decrease of $395,524 from June 30, 1999. The Company's equity to asset ratio was 16.10% at December 31, 1999 compared to 16.11% at June 30, 1999. There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 1999, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 1999, that management believes have changed the Bank's classification.


                                                                       1999
                                    ---------------------------------------------------------------------------
                                                                      Required
                                                                    for Adequate              To Be Well
                                           Actual                     Capital                 Capitalized
December 31                           Amount        Ratio        Amount     Ratio          Amount     Ratio
---------------------------------------------------------------------------------------------------------------
Total risk-based capital
  (to risk-weighted assets)         $28,452       20.3%         $11,184       8.0%           $13,980      10.0%
Tier I risk based capital
  (to risk-weighted assets)          26,697       19.1%          11,184       8.0%            13,980      10.0%
Core capital
   (to adjusted tangible assets)     26,697       14.2%           5,610       3.0%            11,221       6.0%
Core capital
   (to adjusted total assets)        26,697       14.2%           5,610       3.0%             9,351       5.0%


Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 5%. At December 31, 1999, the Bank's liquidity ratio was 7.7%.

Year 2000

The Company's lending and deposit activities, like those of most financial institutions, depend significantly upon computer systems. As of December 31, 1999, the Company is not aware that it has incurred any problems associated with the possibility that the computers which control its systems, facilities and infrastructure may not be programmed to read four-digit date codes, causing some computer applications to be unable to recognize the change from the year 1999 to the year 2000, and causing computer systems to generate erroneous data or to fail.

As of December 31, 1999, the Company has completed an inventory of all hardware and software systems and has made all mission critical classifications. The Company has implemented both an employee awareness program and a customer awareness program aimed at educating people about the efforts being made by the Company as well as bank regulators regarding the Year 2000 issue.

The Company's data processing is performed primarily by a third party servicer. The Company has completed testing the systems of its primary service provider. The results from these tests disclosed no significant weakness or problems in processing and operating beyond December 31, 1999.

The Company also uses software and hardware which are covered under maintenance agreements with third party vendors. Consequently, the Company is dependent on these vendors to conduct its business. The Company has contacted each vendor to request time tables for Year 2000 compliance and the expected costs, if any, to be passed along to the Company. The responses received disclosed no significant weakness or problems related to the Year 2000 issue.

In addition to possible expenses related to the Company's own systems and those of its service providers, the Company could be affected by the Year 2000 problems affecting any of its depositors or borrowers. The Company is not aware of any significant problems experienced by any of its depositors or borrowers related to the Year 2000 issue that have materially affected or could materially affect the Company.

Costs associated with Year 2000 issues have been immaterial. Although management believes it has taken taking the necessary steps to address the Year 2000 compliance issue and is not aware of any problems experienced as of December 31, 1999, no assurances can be given that some problems will not occur or that the Company will not incur additional expenses in future periods. Amounts expensed in fiscal 1999 and 1998 were immaterial.

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

The Bank protects against problems arising in a falling interest rate environment by requiring interest rate minimums on its residential and commercial real estate adjustable-rate mortgages and against problems arising in a rising interest rate environment by having in excess of 86% of its mortgage loans with adjustable rate features. Management believes that these minimums, which establish floors below which the loan interest rate cannot decline, will continue to reduce its interest rate vulnerability in a declining interest rate environment. For the loans which do not adjust because of the interest rate minimums, there is an increased risk of prepayment.

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

Presented below, as of December 31,1999, is an analysis performed by the OTS of the Bank's interest rate risk as measured by change in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At December 31, 1999, 2% of the present value of the Bank's assets was approximately $3.7 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $1.6 million at December 31, 1999, the Bank would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS's reporting requirements under this methodology.


                 Net Portfolio Value             NPV as % of PV of Assets
Change
In Rates         $ Amount     $Change  %Change    NPV Ratio     Change
-------------------------------------------------------------------------
                              (Dollars in Thousands)

+300 bp           27,484      -3,064     -10%       15.07%     -102 bp

+200 bp           28,955      -1,593      -5%       15.63%      -46 bp

+100 bp           30,024        -523      -2%       15.99%      -10 bp

   0 bp           30,548                            16.09%

-100 bp           30,515         -33       0%       15.94%      -15 bp

-200 bp           30,371        -177      -1%       15.74%      -35 bp

-300 bp           30,407        -141       0%       15.61%      -48 bp


As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Most of the Bank's adjustable rate loans have interest rate minimums of 6.00% for residential loans and 8.50% for commercial real estate loans. Currently, originations of residential adjustable rate mortgages have interest rate minimums of 7.50%. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase although the Bank does underwrite these mortgages at approximately 2.0% above the origination rate. The Company considers all of these factors in monitoring its exposure to interest rate risk.

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings

Neither the  Company  nor the Bank were,  during the  three-month  period  ended
December 31, 1999, or are, as of the date hereof, involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage loans.

Item 4.           Submission of Matters to Vote of Security Holders

On October 18, 1999, the Company held its annual meeting of shareholders, at which time matters submitted to a vote of the shareholders included the election of two Company directors and the approval and ratification of the appointment of Olive LLP as auditors for the fiscal year ending June 30, 2000.

Both director nominees were elected and the appointment of auditors was approved and ratified by a majority of the 1,424,550 issued and outstanding share votes. A tabulation of votes cast as to each matter submitted to shareholders is presented below:

                                                                  Votes
Director Nominees                  For            Against       Withheld
-----------------                  ---            -------       --------
Steven L. Banks                    1,061,350          -0-         83,730
W. Gordon Coryea*                  1,072,703          -0-         72,377

Other Matters
-------------
Approval and Ratification of
Auditors                           1,128,400       1,080          15,600

*Mr. Coryea passed away in November 1999.


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

     10(1) Employment Agreement dated January 19, 2000 between the Bank and Steven L. Banks.

     10(2) Employment Agreement dated January 19, 2000 between the Bank and Larry G. Phillips.

     27         Financial Data Schedule

b)   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MARION CAPITAL HOLDINGS, INC.



Date: February 11, 2000                   By: /s/ Steven L. Banks
                                              -------------------
                                              Steven L. Banks, President



Date: February 11, 2000                   By: /s/ Larry G. Phillips
                                             ----------------------
                                             Larry G. Phillips, Vice President,
                                             Secretary and Treasurer