Form 10-Q
period 2000-03-31
MARION CAPITAL HOLDINGS INC
filed 2000-05-15
CIK 894372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         __________________ TO _________________

                         Commission file number: 0-21108

                          MARION CAPITAL HOLDINGS, INC.
                          -----------------------------
               (Exact name of registrant specified in its charter)


          Indiana                                               35-1872393
--------------------------                                ----------------------
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

                                 (765) 664-0556
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of May 9, 2000 was 1,356,739.

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

              Consolidated Condensed Statement of Financial Condition as of
              March 31, 2000 and June 30, 1999.................................2

              Consolidated Condensed Statement of Income for the three-month and nine-month periods ended March 31, 2000 and 1999.............3

              Consolidated Condensed Statement of Shareholders' Equity
              for the nine months ended March 31, 2000 and 1999................4

              Consolidated Condensed Statement of
              Cash Flows for the nine months
              ended March 31, 2000 and 1999....................................5

              Notes to Consolidated Financial Statements.......................7

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk........14




PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.................................................17

Item 6.     Exhibits and Reports on Form 8-K..................................17

SIGNATURES....................................................................18

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

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                                              March 31,                   June 30,
                                                                                 2000                       1999
ASSETS
  Cash                                                                        $2,493,816                 $2,225,804
  Short-term interest bearing deposits                                         4,443,199                  6,626,884
                                                                         -------------------------------------------
    Total cash and cash equivalents                                            6,937,015                  8,852,688

  Investment securities available for sale                                     2,972,274                  3,020,000
  Loans held for sale                                                            357,400                    326,901
  Loans receivable, net of allowance for loan losses
    of $2,246,114 and $2,271,701                                             164,377,586                165,797,406
  Real estate owned, net                                                         205,099                          0
  Premises and equipment                                                       1,741,498                  2,008,157
  Stock in Federal Home Loan Bank (at cost which
    approximates market)                                                       1,654,900                  1,163,600
  Investment in limited partnerships                                           4,177,675                  4,712,675
  Investment in other affiliate                                                  650,000                    650,000
  Core deposit intangibles and goodwill                                          625,235                    698,580
  Cash value of life insurance                                                11,322,018                  5,887,166
  Other assets                                                                 4,172,820                  3,984,316
                                                                         -------------------------------------------

    Total assets                                                            $199,193,520               $197,101,489
                                                                         ===========================================

LIABILITIES

  Deposits                                                                  $129,474,282               $142,087,269
  Advances from FHLB                                                          29,526,490                 15,533,732
  Other borrowings                                                             2,825,560                  3,240,344
  Advances by borrowers for taxes and
    insurance                                                                    375,585                    201,919
  Other liabilities                                                            5,379,508                  4,294,658
                                                                         -------------------------------------------
    Total liabilities                                                        167,581,425                165,357,922

SHAREHOLDERS' EQUITY
  Preferred stock:
    Authorized and unissued -- 2,000,000 shares
  Common stock, without par value:
    Authorized -- 5,000,000 shares
    Issued and outstanding -- 1,356,739 and
      1,424,550 shares                                                         8,025,048                  8,001,048
  Retained earnings                                                           23,595,404                 23,728,895
  Accumulated other comprehensive income (loss)                                  (8,357)                     13,624
                                                                         -------------------------------------------
    Total shareholders' equity                                                31,612,095                 31,743,567
                                                                         -------------------------------------------

    Total liabilities and shareholders' equity                              $199,193,520               $197,101,489
                                                                         ===========================================


See notes to consolidated condensed financial statements.

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (Unaudited)


                                              Three Months Ended                                Nine Months Ended
                                                    March 31,                                         March 31,
                                            2000                      1999                     2000                    1999
Interest income
  Loans                                   $3,518,509               $3,624,006             $10,584,006             $10,971,215
  Interest-bearing deposits                   49,401                   52,533                 172,091                 123,964
  Investment securities                       46,004                   47,824                 142,659                 182,230
  Other interest and dividend income          30,869                   22,377                  78,806                  68,212
                                         -------------------------------------------------------------------------------------
    Total interest income                  3,644,783                3,746,740              10,977,562              11,345,621

Interest expense
  Deposits                                 1,542,469                1,651,935               4,762,044               5,068,533
  Advances from FHLB                         422,126                  220,991                 988,093                 686,323
                                         -------------------------------------------------------------------------------------
    Total interest expense                 1,964,595                1,872,926               5,750,137               5,754,856

Net interest income                        1,680,188                1,873,814               5,227,425               5,590,765

Provision for losses on loans                      0                    1,400                 458,027                  17,589
                                         -------------------------------------------------------------------------------------

Net interest income after provision        1,680,188                1,872,414               4,769,398               5,573,176

Other income
  Net loan servicing fees                     19,150                   23,057                  61,193                  62,463
  Annuity and other commissions               42,236                   52,743                 129,410                  98,263
  Losses from limited
    partnerships                           (183,000)                 (35,000)               (535,000)               (140,500)
  Life insurance income and
    death benefits                           106,204                   39,750                 904,654                 142,250
  Gain on sale of branch office                    0                        0                 231,626                       0
  Other income                               119,795                   87,110                 350,550                 261,262
                                         -------------------------------------------------------------------------------------
    Total other income                       104,385                  167,660               1,142,433                 423,738
                                         -------------------------------------------------------------------------------------

Other expenses
  Salaries and employee benefits             688,046                  724,474               2,110,841               2,003,670
  Occupancy expense                           64,821                   69,688                 196,081                 199,516
  Equipment expense                           35,652                   34,549                 105,720                  96,849
  Deposit insurance expense                   18,906                   32,855                  83,860                  99,703
  Real estate operations, net                 21,483                  (1,628)                 139,301                 (2,875)
  Data processing expense                     85,529                   77,498                 236,176                 228,632
  Advertising                                 16,392                   20,641                  52,870                  89,944
  Amortization of core deposit
    intangibles and goodwill                  23,446                   25,249                  73,345                  78,755
  Other expenses                             217,275                  204,046                 682,881                 608,255
                                         -------------------------------------------------------------------------------------
    Total other expenses                   1,171,550                1,187,372               3,681,075               3,402,449
                                         -------------------------------------------------------------------------------------

Income before income taxes                   613,023                  852,702               2,230,756               2,594,465
  Income tax expense                          72,058                  328,751                 164,738                 968,845
                                         -------------------------------------------------------------------------------------

Net income                                  $540,965                 $523,951              $2,066,018              $1,625,620
                                         =====================================================================================

Per share
  Basic earnings per share                     $0.40                    $0.35                   $1.49                   $1.04
  Diluted earnings per share                   $0.40                    $0.35                   $1.48                   $1.02
  Dividends                                    $0.22                    $0.22                   $0.66                   $0.66


See notes to consolidated condensed financial statements.

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                     Total
                                                                 Shareholders'
                                                                     Equity
                                                         --------------------------------


Balances, July, 1 1999 and 1998                          $31,743,567         $37,656,627

  Comprehensive income
    Net income                                             2,066,018           1,625,620
    Other comprehensive income, net of tax
      Unrealized gains (losses) on securities                (21,981)                926
                                                         --------------------------------

    Comprehensive income                                   2,044,037           1,626,546

  Exercise of stock options                                   24,000              61,901

  Repurchase of common stock                              (1,308,413)         (5,311,296)

  Tax benefit of stock options excercised                     20,351             106,982

  Cash dividends                                            (911,447)         (1,032,250)
                                                         --------------------------------

Balances, March 31, 2000 and 1999                        $31,612,095         $33,108,510
                                                         ================================


See notes to consolidated condensed financial statements.

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                                  Nine Months Ended
                                                                                       March 31,

OPERATING ACTIVITIES                                                          2000                      1999
                                                                       -------------------       -------------------
   Net Income                                                                  $2,066,018                $1,625,620
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                                458,027                    17,589
         Losses from limited partnerships                                         535,000                   140,500
         Amortization of net loan origination fees                              (149,610)                 (196,806)
         Net amortization of investment securities'
            premiums and discounts                                               (29,603)                       817
         Amortization of core deposits and goodwill                                73,345                    25,249
         Depreciation                                                             144,350                   135,101
         Deferred income tax                                                    (389,339)                    14,825
         Gain on sale of branch office                                          (231,626)                         0
         Gain on sale of loans                                                   (10,478)                  (20,840)
         Origination of loans for sale                                        (1,078,252)               (6,743,872)
         Proceeds from sale of loans                                            1,058,231                 7,479,681
         Change in:
            Interest receivable                                                    38,272                   174,463
            Interest payable and other liabilities                              1,145,033                   581,521
            Cash value of insurance                                             (904,654)                 (142,250)
            Prepaid expense and other assets                                      197,331                    34,584
                                                                       -------------------       -------------------
               Net cash provided by operating activities                        2,922,045                 3,126,182
                                                                       -------------------       -------------------

INVESTING ACTIVITIES
   Proceeds from maturity of investment securities
      held to maturity                                                          1,000,000                 2,000,000
   Purchase of investment securities available
      for sale                                                                  (959,070)                         0
   Payments on mortgage-backed securities                                               0                     2,917
   Net changes in loans                                                           819,642                 (850,747)
   Proceeds from real estate owned sales                                           79,294
   Purchase of FHLB stock                                                       (491,300)
   Purchases of premises and equipment                                           (36,974)                 (194,124)
   Proceeds from life insurance                                                 1,419,803                         0
   Premiums paid on life insurance                                            (5,950,000)                         0
   Net cash disbursed in sale of branch office                                (8,593,288)                         0
                                                                       -------------------       -------------------
      Net cash (used) by investing activities                                (12,711,893)                   958,046
                                                                       -------------------       -------------------

   (CONTINUED)


FINANCING ACTIVITIES
   Net change in:
      Interest-bearing demand and savings deposits                            (2,091,090)               (1,563,053)
      Certificates of deposit                                                 (1,590,515)                 6,099,053
   Proceeds from FHLB advances                                                 19,200,000                 8,909,000
   Repayment of FHLB advances                                                 (5,207,242)               (7,412,002)
   Repayment of other borrowings                                                (414,784)                 (394,062)
   Net change in advances by borrowers for taxes
      and insurance                                                               173,666                   225,190
   Proceeds from exercise of stock options                                         24,000                    61,901
   Repurchase of common stock                                                 (1,308,413)               (5,311,296)
   Dividends paid                                                               (911,447)               (1,032,250)
                                                                       -------------------       -------------------
      Net cash provided (used) by financing activities                          7,874,175                 (417,519)

                                                                       -------------------       -------------------
Net change in cash and cash equivalents                                       (1,915,673)                 4,081,611

Cash and Cash Equivalents, Beginning of Period                                  8,852,688                 5,134,764
                                                                       -------------------       -------------------

Cash and Cash Equivalents, End of Period                                       $6,937,015                $9,216,375
                                                                       ===================       ===================

ADDITIONAL CASH FLOWS AND
SUPPLEMENTARY INFORMATION
   Interest paid                                                               $4,992,817                $5,014,576
   Income tax paid                                                                579,032                   585,000
   Loans to finance the sale of real estate owned                                  50,260                     8,500



See notes to consolidated condensed financial statements.

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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments, comprising only normal recurring accruals, necessary to present fairly the Company's financial position as of March 31, 2000, results of operations for the three-month and nine-month periods ended March 31, 2000 and 1999, and cash flows for the nine month periods ended March 31, 2000 and 1999.

NOTE B: Dividends and Earnings Per Share

On February 22, 2000, the Board of Directors declared a quarterly cash dividend of $.22 per share. This dividend was paid on March 15, 2000 to shareholders of record as of March 6, 2000.

Earnings per share (EPS) were computed as follows:

                                           Three Months End                           Three Months Ended
                                            March 31, 2000                              March 31, 1999
                                -------------------------------------          -----------------------------------
                                               Weighted                                     Weighted
                                               Average       Per Share                       Average      Per Share
                                  Income        Shares         Amount            Income      Shares         Amount
Basic earnings per share
 Income available to
 common shareholders               $540,965     1,356,257        $.40            $523,951    1,493,227       $.35
                                                =========                                                    ====

Effect of dilutive securities
 Stock Options                                      5,813                                       17,432
                                 ---------      ---------                        --------    ---------

Diluted earnings per share
 Income available to
 common shareholders and
assumed conversions               $540,965      1,362,070        $.40             $523,951    1,510,659      $.35
                                  ========      =========        ====            =========    =========      ====


                                           Nine Months Ended                            Nine Months Ended
                                            March 31, 2000                               March 31, 1999
                                -------------------------------------          -----------------------------------
                                               Weighted                                     Weighted
                                               Average       Per Share                       Average      Per Share
                                  Income        Shares         Amount            Income      Shares         Amount
Basic earnings per share
 Income available to
 common shareholders               $2,066,018   1,385,383      $1.49          $1,625,620     1,568,802        $1.04
                                                               =====                                          =====

Effect of dilutive securities
 Stock Options                                      7,252                                       22,198
                                   ----------   ---------                     -----------    ---------

Diluted earnings per share
 Income available to
 common shareholders and
assumed conversions                $2,066,018   1,392,635      $1.48           $1,625,620    1,591,000        $1.02
                                   ==========   =========      =====           ===========   =========        =====




NOTE C: Reporting Comprehensive Income

The Company adopted Statement of financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income includes unrealized gains(losses) on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:

                                                       Nine Months Ended
                                                           March 31
                                                   ------------------------
                                                     2000            1999
                                                   --------        --------
Accumulated other comprehensive income
  Balance, July 1                                  $ 13,624        $ 30,332
  Net unrealized gains(losses)                      (21,981)            926
                                                   --------        --------
  Balance, September 30                            $  8,357        $ 31,258
                                                   ========        ========

Income tax expense(benefit)
  Unrealized holding gains(losses)                 $(14,417)       $    607
                                                   ========        ========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's total assets were $199.2 million at March 31, 2000 compared to $197.1 million at June 30, 1999. Cash and cash equivalents decreased $1.9 million and investment securities remained relatively unchanged from June 30, 1999 to March 31, 2000. Net loans receivable, including loans held for sale, were $164.7 million at March 31, 2000, a decrease of $1.4 million, or .8%, from June 30, 1999.

For the nine months ended March 31, 2000, cash value of life insurance increased by $5.4 million as the result of the Company purchasing life insurance on key directors and a key employee in connection with new supplemental retirement agreements. Effective February 1, 2000, these agreements were designed to provide benefits at retirement age as set forth in the agreements.

Deposits decreased to $129.5 million at March 31, 2000 compared to $142.1 million at June 30, 1999, an 8.9% decrease. This $12.6 million decrease was primarily the result of the Company selling its Decatur branch deposits on September 3, 1999, to another financial institution. The deposits sold amounted to $9.0 million. Passbook and transaction accounts decreased by $3.8 million and certificate of deposit accounts decreased by $8.8 million.

Federal Home Loan Bank advances increased by $14.0 million to $29.5 million at March 31, 2000, compared to $15.5 million at June 30, 1999, a 90.1% increase. Advances were used primarily to fund the sale of the Decatur branch and to purchase life insurance on key directors and employees.

Shareholders' equity was $31.6 million at March 31, 2000, compared to $31.7 million at June 30, 1999. During the nine months ended March 31, 2000, the Company repurchased 70,700 shares of common stock in the open market at a cost of $1.3 million, or an average price of $18.51 per share. These repurchases primarily account for the reduction in the number of shares outstanding to 1,356,739 at March 31, 2000.

Results of Operations Comparison of Three Months Ended March 31, 2000 and March 31, 1999

Net income for the three months ended March 31, 2000 of $540,965 was a 3.2% increase from the three months ended March 31, 1999, of $523,951. Net interest income for the quarter ended March 31, 2000, equaled $1,680,188, a decrease of 10.3% from the quarter ended March 31, 1999, of $1,873,814.

No provision for losses on loans was made for the three months ended March 31, 2000, compared to a $1,400 provision in the same period last year. No loan loss provision was made during the quarter ending March 31, 2000, as the Company believes that the loan loss reserves are adequate after reviewing non-performing loans within its portfolio.

Total other income decreased by $63,275 for the three months ended March 31, 2000, compared to the same period in the prior year. This decrease is primarily attributable to increased operating losses from investments in limited partnerships of $148,000 offset by an increase in life insurance income of $66,454.

Total other expenses decreased by $15,822, or 1.3% for the three months ended March 31, 2000, compared to the same period in the prior year. Real estate operations expense increased $23,111 as a result of an increase in the number of property foreclosures. Salaries and employee benefits for the quarter ended March 31, 2000, decreased by $36,428 from the quarter ended March 31, 1999. Deposit insurance expense decreased by $13,949 as the result of lower premiums from the prior period. Other increases reflect normal operating cost increases.

The income tax expense for the three months ended March 31, 2000, amounted to $72,058, compared to tax expense of $328,751 for the three months ended March 31, 1999. The Company's effective tax rate for the three months ended March 31, 2000, was 12%, compared to 39% tax rate for the comparable period in 1999. The decrease in income taxes is due from the nontaxable proceeds from key man insurance and the increase in federal tax credits from the limited partnerships. A recent investment has generated new tax credits beginning in July 1999.

Results of Operations Comparison of Nine Months Ended March 31, 2000 and March 31, 1999.

Net income for the nine months ended March 31, 2000, was $2,066,018 compared with $1,625,620 for the nine months ended March 31, 1999, an increase of $440,398, or 27.1%. Interest income for the nine months ended March 31, 2000, decreased $368,059, or 3.2%, compared to the same period in the prior year, while interest expense for the nine months ended March 31, 2000, decreased $4,719, or 0.1%, compared to the same period in the prior year. As a result, net interest income for the nine months ended March 31, 2000, amounted to $5,227,425, a decrease of $363,340, or 6.5%, compared to the same period in the prior year. Earnings for the nine months ended March 31, 2000, included an additional $360,000 in federal income tax credits as compared to the nine months ended March 31, 1999. Also, for the nine months ended March 31,2000, death benefit proceeds from key man insurance resulted in additional income of $767,000. This increase in tax credits and the nontaxable proceeds from key man life insurance had the effect of decreasing the effective tax rate of the Company from approximately 37% for the nine months ended March 31, 1999, to 7% for the nine months ended March 31, 2000.

A $458,027 provision for losses on loans for the nine months ended March 31, 2000, was made compared to a $17,589 provision reported in the same period last year. The increased provision for the nine months ended March 31, 2000, compared to the prior period was made as a result of the Company's ongoing evaluation of its impaired loans and their net realizable value; and a review of recent charge-offs reflecting a higher loss ratio than in previous years.

Total other income increased by $718,695 for the nine months ended March 31, 2000, compared to the same period in the prior year. This increase is attributable to increased income from loan servicing fees, annuity and other commissions, and other income of approximately $119,000 over income reported in the prior period. Also, life insurance income and death benefits increased by $762,404 over the prior period and gain on the sale of a branch amounted to $231,626. Also, for the nine months ended March 31, 2000, the Company charged off an additional $100,000 on one of its limited partnership investments in excess of normal operating losses. Recent financial reports indicate a decline in net income produced by the partnership which thus reflects a lower residual value of the investment.

Total other expenses increased by $278,626 or 8.2% for the nine months ended March 31, 2000, compared to the same period in the prior year. Salaries and employee benefits increased $107,171, or 5.3% primarily due to funding additional benefits associated with key man death benefits. Real estate operating expense increased by $142,176 for the nine months ended March 31, 2000, compared to the same period in the prior year as a result of a nonrecurring estimated loss of $100,000 related to real estate operations.

Income tax expense for the nine months ended March 31, 2000, amounted to $164,738, a decrease of $804,107 from the nine months ended March 31, 1999, resulting in a decrease in the effective tax rate from 37% for the nine months ended March 31, 1999 to 7% for the nine months ended March 31, 2000. This change in effective tax rate is the result of nontaxable proceeds from key man life insurance and an increase in federal income tax credits as previously described above.

Allowance for loan losses amounted to $2.2 million at March 31, 2000, which was relatively unchanged from June 30, 1999, after adjusting for charge-offs and recoveries. Management considered the allowances for loan and real estate losses at March 31, 2000, to be adequate to cover estimated losses inherent in those portfolios at that date, and its consideration included probable losses that could be reasonably estimated. Such belief is based upon an analysis of loans currently outstanding, real estate owned, past loss experience, current economic conditions and other factors and estimates which are subject to change over time. The following table illustrates the changes affecting the allowance for loan losses for the nine months ended March 31, 2000.

                              Allowance For    Allowance For       Total
                               Loan Losses       REO Loses       Allowance
                               -----------       ---------       ---------

Balances at July 1, 1999....   $2,271,701      $       0      $   2,271,701
Provision for losses........      458,027              0            471,977
Recoveries..................        3,381         13,950              3,381
Loans and REO charged off...     (486,995)            (0)         ( 486,995)
                              -----------       ---------        ----------

Balances at March 31, 2000..   $2,246,114       $ 13,950         $2,260,064
                               ==========       =========        ==========

The loan loss reserves to total loans at March 31, 2000 equaled 1.35% of total loans outstanding, the same percentage of total loans outstanding at June 30, 1999. Total non-performing assets decreased during the nine months ended March 31, 2000, from $3.3 million at June 30, 1999 to $2.2 million at March 31, 2000. Non-performing assets at March 31, 2000 consisted of loans delinquent greater than 90 days of $1,965,000 and real estate owned of $205,000.

Total non-performing loans totaled 1.18% of total loans outstanding at March 31, 2000, compared to 1.98% of total loans at June 30, 1999.

The following table further depicts the amounts and categories of the Bank's non-performing assets.

                                            March 31,           June 30,
                                              2000                1999
                                            -------             -------
                                               (Dollars in Thousands)
Accruing loans delinquent
    more than 90 days ...........             $   --              $   --
Non-accruing loans:
    Residential .................                486               1,108
    Multi-family ................                 --                 462
    Commercial real estate ......              1,299               1,585
    Commercial loans ............                152                 153
    Consumer ....................                 28                  21
Troubled debt restructurings ....                 --                  --
                                              ------              ------
   Total non-performing loans ...              1,965               3,329
Repossessed assets, net .........                205                   2
                                              ------              ------
    Total non-performing assets..             $2,170              $3,331
                                              ======              ======

Non-performing loans to
    total loans .................               1.18%               1.98%
Non-performing assets to
    total assets ................               1.09%               1.69%

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

                                                           Three Months Ended March 31
                                  ---------------------------------------------------------------------------
                                                  2000                                    1999
                                  ----------------------------------         --------------------------------
                                                              (Dollars in thousands)

                                   Average                  Average          Average                  Average
                                   Balance      Interest      Rate           Balance      Interest      Rate
                                   -------      --------      ----           -------      --------      ----

Total interest-
  earnings assets............     $176,598       $3,645      8.26%           $175,724      $3,747      8.54%
Total interest-
  bearing liabilities........      157,251          965      5.00%            153,192       1,873      4.89%
                                                 ------                                     -----
Net interest income/
Interest rate spread.........                    $1,680      3.26%                         $1,874      3.64%
                                                 ======                                    ======


                                                        Nine Months Ended March 31
                                ------------------------------------------------------------------------
                                                2000                                  1999
                                -----------------------------------      --------------------------------
                                                           (Dollars in thousands)

                                Average                     Average      Average                  Average
                                Balance       Interest      Rate         Balance      Interest     Rate
Total interest-
  earnings assets............   $177,188      $10,978      8.26%         $176,260   $11,346       8.58%
Total interest-
  bearing liabilities........    155,879        5,750      4.92%          150,421     5,755       5.10%
                                              -------                                 -----
Net interest income/
Interest rate spread.........                  $5,228      3.34%                     $5,591       3.48%
                                               ======                                ======

Shareholders' Equity

Shareholders' equity at March 31, 2000, was $31,612,095, a decrease of $131,472 from June 30, 1999. The Company's equity to asset ratio was 15.87% at March 31, 2000 compared to 16.11% at June 30, 1999. There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At March 31, 2000, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since March 31, 2000, that management believes have changed the Bank's classification.

Capital ratios at March 31, 2000, are as follows:


                                                             Required
                                                           for Adequate         To Be Well
                                          Actual            Capitalized
                                    -----------------    -----------------  ------------------
                                     Amount     Ratio     Amount     Ratio   Amount     Ratio
Total risk-based capital
  (to risk-weighted assets)         $27,790     19.5%    $11,340     8.0%   $14,185      10.0%
Tier I risk based capital
  (to risk-weighted assets)          26,719     18.8%     11,348     8.0%    14,185      10.0%
Core capital
   (to adjusted tangible assets)     26,719     13.9%      5,734     3.0%    11,468       6.0%
Core capital
   (to adjusted total assets)        26,719     13.9%      5,734     3.0%     9,557       5.0%

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 5%. At March 31, 2000, the Bank's liquidity ratio was 8.0%.

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

Presented below, as of March 31, 2000, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At March 31, 2000, 2% of the present value of the Bank's assets was approximately $3.8 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $1.4 million at March 31, 2000, the Bank would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS's reporting requirements under this methodology.

                                 March 31, 2000

                    Net Portfolio Value                 NPV as % of PV of Assets
Change
In Rates      $ Amount       $Change        %Change      NPV Ratio      Change
--------------------------------------------------------------------------------
              (Dollars in Thousands)

+300 bp       29,506         -2,726             -8%       15.78%        -76 bp

+200 bp       30,800         -1,432             -4%       16.22%        -33 bp

+100 bp       31,748           -483             -1%       16.48%         -6 bp

   0 bp       32,231                                      16.54%

-100 bp       32,236            -95              0%       16.34%        -20 bp

-200 bp       31,615           -617             -2%       15.97%        -57 bp

-300 bp       31,233           -998             -3%       15.65%        -89 bp

                                 March 31, 1999

                  Net Portfolio Value                 NPV as % of PV of Assets
Change
In Rates    $ Amount       $Change        %Change       NPV Ratio       Change
--------------------------------------------------------------------------------
           (Dollars in Thousands)

+300 bp     31,673         -296               -1%       16.89%          +30 bp

+200 bp     32,374         -405                1%       17.06%         +147 bp

+100 bp     32,455         -486                2%       16.96%          +36 bp

   0 bp     31,969                                      16.59%

-100 bp     31,436         -533               -2%       16.21%          -38 bp

-200 bp     31,216         -752               -2%       15.97%          -62 bp

-300 bp     31,292         -677               -2%       15.85%          -74 bp


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

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings

Neither the Company nor the Bank were, during the three-month period ended March 31, 2000, or are, as of the date hereof, involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage loans.

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

         10(1)    Second  Restated  Executive  Supplemental   Retirement  Income
                  Agreement between the Bank and Jackie Noble dated February 29, 2000

         10(2)    Second  Restated  Executive  Supplemental   Retirement  Income
                  Agreement between the Bank and Nora Kuntz dated February 29, 2000

         10(3)    Second  Restated  Executive  Supplemental   Retirement  Income
                  Agreement between the Bank and John M. Dalton dated February 29, 2000

         10(4)    Second  Restated  Executive  Supplemental   Retirement  Income
                  Agreement between the Bank and Larry G. Phillips dated February 29, 2000

         10(5) Executive Shareholder Benefit Agreement for Steve Banks dated February 1, 2000

         10(6)    Directors Shareholder Benefit Plan Agreement dated February 1,
                  2000

         10(7) Second Amendment to the Excess Benefit Agreement between the Bank and John M. Dalton dated March 10, 2000

         27       Financial Data Schedule

b)       Reports on Form 8-K

          The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MARION CAPITAL HOLDINGS, INC.


Date: May 11, 2000                        By: /s/ Steven L. Banks
                                              -------------------
                                              Steven L. Banks, President



Date: May 11, 2000                        By: /s/ Larry G. Phillips
                                             ----------------------
                                             Larry G. Phillips, Vice President,
                                             Secretary and Treasurer