Form 10-K
period 2000-06-30
MARION CAPITAL HOLDINGS INC
filed 2000-09-25
CIK 894372

FORM 10-K

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2000
                                       or

[ ] Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from July 1, 1999 to June 30, 2000

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

The aggregate market value of the issuer's voting stock held by non-affiliates, as of August 25, 2000, was $32,454,518.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of August 25, 2000, was 1,366,506 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                            Exhibit Index on Page E-1

                              Page 1 of 88 Pages

                          MARION CAPITAL HOLDINGS, INC.
                                    Form 10-K

                                      INDEX

                                                                            Page

Forward Looking Statements.................................................... 3

PART 1

Item 1.       Business........................................................ 3
Item 2.       Properties......................................................35
Item 3.       Legal Proceedings...............................................35
Item 4.       Submission of Matters to a Vote of Security Holders.............35
Item 4.5.     Executive Officers of MCHI......................................35

PART II

Item 5.       Market for Registrant's Common Equity and Related

                  Stockholder Matters.........................................36
Item 6.       Selected Consolidated Financial Data............................37
Item 7.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................38
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk......48
Item 8.       Financial Statements and Supplementary Data.....................50
Item 9.       Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................76

PART III

Item 10.      Directors and Executive Officers of the Registrant..............76
Item 11.      Executive Compensation..........................................77
Item 12.      Security Ownership of Certain Beneficial Owners
                  and Management..............................................81
Item 13.      Certain Relationships and Related Transactions..................83

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports

                  on Form 8-K.................................................84
Signatures        ............................................................85

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

         On June 8, 2000, MCHI and MutualFirst Financial, Inc. (Nasdaq: MFSF) ("Muncie") based in Muncie, Indiana announced that they had entered into a definitive agreement to merge their respective holding companies and bank subsidiaries.

         Upon completion of the merger, MCHI will be merged into the recently renamed Company, MutualFirst Financial, Inc., and the Bank will be merged into Mutual Federal Savings Bank. The combined banking operation will have a total of 16 branch locations throughout the counties of Delaware, Grant, Kosciusko, and Randolph in Indiana, and will be called Mutual Federal Savings Bank.

         The agreement provides that the shareholders of MCHI will receive 1.862 shares of Muncie common stock for each MCHI common share in a tax-free exchange. Muncie will issue approximately 2.6 million shares of stock to complete the merger, which will be accounted for under the purchase method of accounting. Muncie intends to repurchase as many shares as possible to offset those shares being issued to MCHI's shareholders. Following the merger, the former Muncie and MCHI shareholders will own approximately 70% and 30% of the combined company, respectively.

         Muncie's Board of Directors will be comprised of four directors from MCHI and seven directors from Muncie. Steven L. Banks, the current President and Chief Executive Officer of MCHI, will serve as Senior Vice President and Chief Operating Officer of Grant County for Mutual Federal Savings Bank and he will be one of the four directors joining the Muncie Board of Directors. The other three Company directors who will be joining the Muncie board are John M. Dalton, Jon
R. Marler and Jerry D. McVicker.

         The merger is expected to be completed before the end of calendar 2000, subject to regulatory approval and approval by MCHI and Muncie shareholders.

         The Bank offers a number of consumer and commercial financial services. These services include: (i) residential and commercial real estate loans; (ii) multi-family loans; (iii) construction loans; (iv) installment loans; (v) loans secured by deposits; (vi) auto loans; (vii) NOW accounts; (viii) consumer and commercial demand and time deposit accounts; (ix) individual retirement accounts; and (x) tax deferred annuities and mutual funds through its service corporation subsidiary, First Marion Service Corporation ("First Marion"). The Bank provides these services at three full-service offices, two in Marion, and one in Gas City, Indiana. The Bank's market area for loans and deposits consists of Grant and surrounding counties.

         The Company's primary source of revenue is interest income from the Bank's lending activities. The Bank's principal lending activity is the origination of conventional mortgage loans to enable borrowers to purchase or refinance one- to four-family residential real property. At June 30, 2000, 61.1% of the Company's total loan portfolio consisted of conventional mortgage loans on residential real property. These loans are generally secured by first mortgages on the property. Substantially all of the residential real estate loans originated by the Bank are secured by properties located in Grant and surrounding counties. The Bank also offers secured and unsecured consumer-related loans (including installment loans, loans secured by deposits, home equity loans, and auto loans). The Company has a significant commercial real estate portfolio, with a balance of $31.2 million at June 30, 2000, or 18.4% of total loans. The Bank also makes construction loans, which constituted $5.3 million or 3.1% of the Company's total loans at June 30, 2000, and commercial loans, which are generally not secured by real estate, of $10.6 million, or 6.3%.

         In the early 1980s most savings institutions' loan portfolios consisted of long-term fixed-rate loans which then carried low interest rates. At the same time, most savings associations had to pay competitive and high market interest rates in order to maintain deposits. This resulted in a "negative" interest spread. The Bank experienced these problems, but responded to them as changes in regulations over the period permitted, and has been quite successful in managing its interest rate risk. Among its strategies has been an emphasis on originating adjustable-rate mortgage loans ("ARMs") which permit the Bank to better match the interest it earns on mortgage loans with the interest it pays on deposits, with interest rate minimums. As of June 30, 2000, ARMs constituted 86.6% of the Company's total mortgage loan portfolio. Additionally, the Bank attempts to lengthen liability repricing by aggressively pricing longer term certificates of deposit during periods of relatively low interest rates and investing in intermediate-term or variable-rate investment securities.

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Company's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and deferred net loan fees on loans.

                                                                             At June 30,
                                 ------------------------------------------------------------------------------------------------
                                       2000                 1999                1998               1997               1996
                                 ------------------    ----------------    ---------------   ----------------    ----------------
                                            Percent             Percent            Percent            Percent             Percent
                                 Amount    of Total    Amount  of Total    Amount of Total   Amount  of Total    Amount  of Total
                                 ------    --------    ------  --------    ---------------   ------  --------    ------  --------
                                                                     (Dollars In Thousands)
TYPE OF LOAN
Mortgage loans:
   Residential..................$103,959    61.11%   $101,512  59.18%    $103,719  61.14%   $ 97,017   63.42%  $  87,106   58.85%
   Commercial real estate.......  31,231    18.36      32,918  19.19       31,857  18.78      31,122   20.35      36,170   24.43
   Multi-family.................   8,549     5.03       9,295   5.42       11,014   6.49      11,394    7.45      15,573   10.52
Construction:
   Residential..................   4,399     2.59       3,674   2.14        2,742   1.62       3,555    2.32       3,904    2.64
   Commercial real estate.......     898     0.53       2,658   1.55        4,542   2.68       1,144     .75         506     .34
   Multi-family.................     ---      ---        ---     ---         ---     ---        ---      ---         584     .39
Consumer loans:
   Installment loans............   3,397     2.00       3,957   2.31        2,417   1.42       3,613    2.37       2,725    1.85
   Loans secured by deposits....     635     0.37         867    .50        1,027    .61         895     .58         883     .60
   Home equity loans............   4,709     2.77       3,665   2.14        2,496   1.47       1,376     .90         399     .27
   Auto loans...................   1,690     0.99       2,075   1.21        1,323    .78         325     .21         169     .11
Commercial loans................  10,640     6.25      10,914   6.36        8,511   5.01       2,525    1.65           7     .00
                                --------   ------    -------- ------     -------- ------    --------  ------    --------  ------
   Gross loans receivable.......$170,107   100.00%   $171,535 100.00%    $169,648 100.00%   $152,966  100.00%   $148,026  100.00%
                                ========   ======    ======== ======     ======== ======    ========  ======    ========  ======

TYPE OF SECURITY

   Residential (1)..............$113,067    66.47%   $108,851  63.46%    $108,957  64.23%   $101,948   66.65%  $  91,409   61.75%
   Commercial real estate.......  32,129    18.89      35,576  20.74       36,399  21.46      32,266   21.09      36,676   24.78
   Multi-family.................   8,549     5.03       9,295   5.42       11,014   6.49      11,394    7.45      16,157   10.91
   Autos........................   1,690     0.99       2,075   1.21        1,323    .78         325     .21         169     .11
   Deposits.....................     635     0.37         867    .50        1,027    .61         895     .58         883     .60
   Other security...............  10,640     6.25      10,914   6.36        8,511   5.01       2,525    1.65           7     .00
   Unsecured....................   3,397     2.00       3,957   2.31        2,417   1.42       3,613    2.37       2,725    1.85
                                --------   ------    -------- ------     -------- ------    --------  ------    --------  ------
   Gross loans receivable....... 170,107   100.00%    171,535 100.00      169,648 100.00     152,966  100.00     148,026  100.00
                                --------   ------    -------- ------     -------- ------    --------  ------    --------  ------
Deduct:
Allowance for loan losses ......   2,283     1.34       2,272   1.32        2,087   1.23       2,032    1.33       2,009    1.36
Deferred net loan fees..........     235     0.14         270    .15          300    .18         277     .18         313     .21
Loans in process................   2,611     1.54       3,196   1.86        3,663   2.16       2,626    1.72       2,539    1.71
                                --------   ------    -------- ------     -------- ------    --------  ------    --------  ------
   Net loans receivable.........$164,978    96.98%   $165,797  96.65%    $163,598  96.43%   $148,031   96.77%   $143,165   96.72%
                                ========   ======    ======== ======     ======== ======    ========  ======    ========  ======
Mortgage Loans
   Adjustable rate..............$129,052    86.59%   $128,554  85.67%    $130,100  84.55%   $128,799   89.30%   $128,811   89.55%
   Fixed rate...................  19,984    13.41      21,503  14.33       23,774  15.45      15,433   10.70      15,032   10.45
                                --------   ------    -------- ------     -------- ------    --------  ------    --------  ------
     Total......................$149,036   100.00%   $150,057 100.00%    $153,874 100.00%   $144,232  100.00%   $143,843  100.00%
                                ========   ======    ======== ======     ======== ======    ========  ======    ========  ======

-----------------
(1)  Includes home equity loans.

     The following table sets forth certain information at June 30, 2000, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                               Balance                            Due During Years Ended June 30,
                              Outstanding                                  2004      2006      2011       2016
                             At June 30,                                    to        to        to        and
                                2000       2001      2002        2003      2005      2010      2015      following
                                ----       ----      ----        ----      ----      ----      ----      ---------
                                                                (In Thousands)
Mortgage loans:
   Residential............    $108,358    $   325  $    377      $357     $1,754   $13,545    $32,008      $59,992
   Multi-family...........       8,549      1,045        88       ---        456     2,901      2,385        1,674
   Commercial real
     estate...............      32,129        702       264       187      1,532    10,370     13,204        5,870
Consumer loans:
   Home equity............       4,709        ---       ---       ---        ---        51        ---        4,658
   Auto...................       1,690         49       184       384      1,073       ---        ---          ---
   Installment............       3,397        430       286       566      1,710       327         68           10
   Loans secured
     by deposits..........         635        209         5        68         18       ---        335          ---
Commercial loans..........      10,640      2,751       322       446        897     5,920        304          ---
                              --------     ------    ------    ------     ------   -------    -------      -------
   Total..................    $170,107     $5,511    $1,526    $2,008     $7,440   $33,114    $48,304      $72,204
                              ========     ======    ======    ======     ======   =======    =======      =======


      The following table sets forth, as of June 30, 2000, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable interest rates.

                                                                Due After June 30, 2001
                                                  ------------------------------------------------
                                                  Fixed Rates          Variable Rates       Total
                                                  -----------          --------------      -------
                                                                       (In Thousands)
Mortgage loans:
     Residential...............................    $10,493              $  97,540           $108,033
Multi-family...................................      1,602                  5,902              7,504
     Commercial real estate....................      3,361                 28,066             31,427
Consumer loans:
     Home equity...............................        ---                  4,709              4,709
     Auto......................................      1,641                    ---              1,641
     Installment...............................      2,940                     27              2,967
     Loan secured by deposits..................        426                    ---                426
Commercial loans ..............................      6,822                  1,067              7,889
                                                   -------               --------           --------
     Total.....................................    $27,285               $137,311           $164,596
                                                   =======               ========           ========


         Residential Loans. Residential loans consist of one-to-four family loans. Approximately $104.0 million, or 61.1%, of the Company's portfolio of loans at June 30, 2000, consisted of one- to four-family mortgage loans, of which approximately 86.9% had adjustable rates. The Company is currently selling to the Federal Home Loan Mortgage Corporation (the "FHLMC") 95% of the principal balance on fixed rate loans originated with terms in excess of 15 years and retaining all of the servicing rights on these loans. The option to retain or sell fixed rate loans will be evaluated from time to time. During the year ended June 30, 2000, $1.6 million in loans were sold to FHLMC.

         The Bank originates fixed-rate loans with terms of up to 30 years. Some loans are originated in accordance with guidelines established by FHLMC to facilitate the sale of such loans to FHLMC in the secondary market. These loans amortize on a monthly basis with principal and interest due each month. As mentioned above, a few of these loans originated with terms in excess of 15 years, or annual interest rates below 8.5%, were sold to FHLMC promptly after they were originated. The Bank retained 5% of the principal balance of such sold loans as well as the servicing on all of such sold loans. At June 30, 2000, the Company had $10.5 million of fixed rate residential mortgage loans which were originated in prior years in its portfolio with maturities beyond June 30, 2001, none of which were held for sale.

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

         The Bank generally requires private mortgage insurance on all conventional residential single-family mortgage loans with loan-to-value ratios in excess of 90%. The Bank generally will not lend more than 95% of the lower of current cost or appraised value of a residential single family property. In July 1995, the Bank's wholly-owned subsidiary, First Marion, began a 100% financing program pursuant to which the Bank would originate an 80% loan-to-value first mortgage loan using its normal underwriting standard and First Marion would finance the remaining 20%. The second mortgage loan originated by First Marion is a fixed rate mortgage loan with an interest rate of 10% and a term not to exceed 15 years. At June 30, 2000, these loans amounted to $2.7 million.

         Residential mortgage loans under $450,000 are approved by one of three senior officers given authority by the Board of Directors. Residential loans between $450,000 and $1.0 million can be approved by two of these three senior officers (one of which must be the president). All loan requests from $1.0 million to 1.5 million are approved by the Bank's Executive Committee. Loan requests in excess of $1.5 million are approved by the Bank's Board of Directors.

         At June 30, 2000, residential mortgage loans amounting to $0.6 million,
or  0.3%  of  total  loans,   were  included  in  non-performing   assets.   See
"--Non-performing and Problem Assets."

         Commercial Real Estate Loans. At June 30, 2000, $31.2 million, or 18.4%, of the Company's total loan portfolio consisted of mortgage loans secured by commercial real estate. The properties securing these loans consist primarily of nursing homes, office buildings, hotels, churches, warehouses and shopping centers. The commercial real estate loans, substantially all adjustable rate, are made for terms not exceeding 25 years, and generally require an 80% or lower loan-to-value ratio. Some require balloon payments after 5, 10 or 15 years. A number of different indices, including the 1, 3, and 5 year Treasury Bills, are used as the interest rate index for these loans. The commercial real estate loans generally have minimum interest rates of 9% and maximum interest rates of 15%. Most of these loans adjust annually, but the Company has some 3-year and 5-year commercial real estate adjustable rate loans in its portfolio. The largest commercial real estate loan as of June 30, 2000, had a balance of $2.4 million.

         The Company held in its portfolio 18 commercial and multi-family real estate loans with balances in excess of $500,000 at June 30, 2000. The average loan balance for all such loans was $1,035,000. A significant proportion of the Company's commercial real estate loan portfolio consists of loans secured by nursing home properties. The balance of such loans totaled $11.5 million at June 30, 2000.

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

         Commercial real estate loans involve greater risk than residential mortgage loans because payments on loans secured by income properties are often dependent on the successful operation or management of the properties and are generally larger. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. At June 30, 2000, the Company had $1.3 million of non-performing loans classified as substandard, $0 as doubtful, $0 as loss and $3.1 million as special mention.

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

         Commercial real estate loans in excess of $1.5 million must be approved in advance by the Bank's Board of Directors. Commercial real estate loans between $1.0 million and $1.5 million can be approved by the Bank's Executive Committee. Commercial real estate requests between $450,000 and $1.0 million require approval from two of three senior officers (one of which must be the president) authorized by the Bank's Board of Directors and a similar request below $450,000 requires approval from any one of these three same senior officers.

         Multi-Family Loans. At June 30, 2000, $8.5 million, or 5.0%, of the Company's total loan portfolio consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). All of the Company's multi-family loans are secured by apartment complexes located in Indiana or Ohio. The average balance of all such multi-family mortgage loans was $368,000 as of June 30, 2000. The largest such multi-family mortgage loan as of June 30, 2000, had a balance of $1.1 million. As with the Bank's commercial real estate loans, multi-family mortgage loans are substantially all adjustable-rate loans, are written for terms not exceeding 25 years, and require at least an 80% loan-to-value ratio. At June 30, 2000, the Company had $1.3 million in loans secured by multi-family dwellings which were included in non-performing assets and classified as substandard assets and $422,000 classified as special mention.

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

         At June 30, 2000, $5.3 million, or 3.1%, of the Company's total loan portfolio consisted of construction loans, of which approximately $4.4 million were residential construction loans and $0.9 million related to construction of commercial real estate projects. The largest construction loan on June 30, 2000, was $1.0 million.

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

         The Company's consumer loans, consisting primarily of installment loans, loans secured by deposits, and auto loans, aggregated $10.4 million as of June 30, 2000, or 6.1% of the Company's total loan portfolio. Although consumer loans are currently only a small portion of its lending business, the Bank consistently originates consumer loans to meet the needs of its customers, and the Bank intends to originate more such loans to assist in meeting its asset/liability management goals.

         The Bank makes installment loans of up to five years, which consisted of $3.4 million, or 2.0% of the Company's total loan portfolio at June 30, 2000. Loans secured by deposits, totaling $635,000 at June 30, 2000, are made up to 90% of the original account balance and accrue at a rate of 2% over the underlying certificate of deposit rate. Variable rate home equity loans of up to 10 years, secured by second mortgages on the underlying residential property totaled $4.7 million, or 2.8% of the Company's total loan portfolio at June 30, 2000. Automobile loans totaled only $1.7 million, or 1.0% and are made at fixed rates for terms of up to five years depending on the age of the automobile and the loan-to-value ratio for the loan. The Bank does not make indirect automobile loans.

         Although consumer loans generally involve a higher level of risk than one- to four-family residential mortgage loans, their relatively higher yields and shorter terms to maturity are believed to be helpful in reducing the interest-rate risk of the loan portfolio. The Bank has thus far been successful in managing consumer loan risk. As of June 30, 2000, $28,000 of consumer loans were included in non-performing assets.

         Commercial Business Lending. At June 30, 2000, commercial business loans comprised $10.6 million, or 6.3% of the Bank's gross loan portfolio. Most of the commercial business loans have been extended to finance local businesses and include short term loans to finance machinery and equipment purchases, inventory and accounts receivable.

         Unlike residential mortgage loans, commercial business loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself, which, in turn, is often dependent in part upon general economic conditions. Commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business.

         The Bank's commercial business lending policy includes credit file documentation and analysis of the borrower's background and the capacity to repay the loan, the accuracy of the borrower's capital and collateral as well as an evaluation of other conditions effecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Bank's credit analysis. The Bank generally obtains personal guarantees on commercial business loans. Nonetheless, these loans are believed to carry higher credit risk than more traditional single family loans. At June 30, 2000, the Company had 152,000 in commercial loans which were included in non-performing assets and classified as substandard and $27,000 classified as special mention.

         Loans to One Borrower. The Bank occasionally receives multiple loan requests from a single borrower. These requests are prudently underwritten based on the Bank's historical experience with the borrower, the loan amount compared to the collateral's value, the borrower's credit risk, and the financial position of the borrower, among other things. At June 30, 2000, the largest aggregate amount of loans to a single borrower totaled $4.4 million, an amount that complied with the loans to one borrower limitation in effect at the time the loans were originated. These loans are primarily secured by nursing homes located in Indiana; however, one of these loans is secured by a residential property owned by the borrower in Southern Indiana. As of the report date, all of the aforementioned loans were performing in accordance with the original terms extended by the Bank. In addition, the Bank reviews both the operating statements from the individual projects and the financial position of the borrower on an annual basis.

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

         Although the Bank currently has authority to lend anywhere in the United States, it has confined its loan origination activities primarily in Grant and contiguous counties. The Bank's loan originations are generated from referrals from builders, developers, real estate brokers and existing customers, newspaper, radio and periodical advertising, and walk-in customers. Loans are originated at either the main or branch offices. All loan applications are processed and underwritten at the Bank's main office.

         Under current federal law, a savings association generally may not make any loan or extend credit to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities under the 15% of capital limitation was $4.2 million at June 30, 2000.

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

         The Bank has historically participated in the secondary market as a seller of 95% of the principal balance of its long-term fixed rate mortgage loans, as described above, although the Bank has recently begun retaining such loans in the Company's portfolio. The loans the Bank sells are designated for sale when originated. During the fiscal year ended June 30, 2000, the Bank sold $1.6 million of its fixed-rate mortgage loans, none of which were held for sale at June 30, 2000. The Bank obtains commitments from investors for the sale of such loans at their outstanding principal balance and these commitments are obtained prior to origination of the loans.

         When it sells mortgage loans, the Bank generally retains the responsibility for collecting and remitting loan payments, inspecting the properties that secure the loans, making certain that monthly principal and interest payments and real estate tax and insurance payments are made on behalf of borrowers, and otherwise servicing the loans. The Company receives a servicing fee for performing these services. The amount of fees received by the Company varies, but is generally calculated as an amount equal to a rate of .25% per annum for commercial loans and .375% per annum for residential loans on the outstanding principal amount of the loans serviced. At June 30, 2000, the Company serviced $33.5 million of loans sold to other parties of which $13.7 million, or 41.0%, were for loans sold to FHLMC; other service loans are participation loans sold to other financial institutions.

         The Company occasionally purchases participations to diversify its portfolio, to supplement local loan demand and to obtain more favorable yields. The participations purchased normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of June 30, 2000, the Company held in its loan portfolio, participations in mortgage loans aggregating $4.7 million that it had purchased, all of which were serviced by others. The largest such participation it held at June 30, 2000, was in a loan secured by an apartment complex. The Company's portion of the outstanding balance on that date was approximately $1.1 million.

         The  following  table  shows  loan  origination,   purchase,  sale  and
repayment activity for the Bank during the periods indicated:


                                                                        Year Ended June 30,
                                                             --------------------------------------------
                                                               2000             1999              1998
                                                             --------          --------         ---------
                                                                           (In Thousands)
Gross loans receivable at beginning of period.............   $171,535          $169,648         $153,203
Originations:
   Mortgage loans:
     Residential..........................................     30,972            41,622           37,309
     Commercial real estate and multi-family..............      5,359             6,923           13,949
     Total mortgage loans.................................     36,331            48,545           51,258
   Consumer loans:
     Installment loans....................................      2,990             7,534            7,170
     Loans secured by deposits............................        654               642              807
     Total consumer loans................................       3,644             8,176            7,977
   Commercial loans.......................................     11,402            12,784            6,664
     Total originations...................................     51,377            69,505           65,899
Purchases:
   Mortgage loans:
     Commercial real estate and
          multi-family....................................         52               ---              500
     Total originations and purchases.....................     51,429            69,505           66,399
Sales:
   Mortgage loans:
     Residential..........................................      1,579             8,044            1,429
     Commercial real estate and multi-family..............        ---               909            3,443
       Total sales........................................      1,579             8,953            4,872
Repayments and other deductions...........................     51,278            58,665          45,082
                                                             --------          --------         --------
Gross loans receivable at end of period...................   $170,107          $171,535         $169,648
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

         The Bank charges miscellaneous fees for appraisals, inspections (including an inspection fee for construction loans), obtaining credit reports, certain loan applications, recording and similar services. MCHI also collects fees for Visa applications which it refers to another financial institution. MCHI does not underwrite any of these credit card loans.

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

         Consumer and commercial loans other than mortgage loans are treated similarly. Interest income on consumer and other nonmortgage loans is accrued over the term of the loan except when serious doubt exists as to the collectibility of a loan, in which case the accrual of interest is discontinued. It is MCHI's policy to recognize losses on these loans as soon as they become apparent. Collateralized and noncollateralized consumer loans after 180 and 120 days of delinquency, respectively, are charged off.

         Non-performing assets. At June 30, 2000, $2.1 million, or 1.06% of MCHI's total assets, were non-performing assets (non-accrual loans, real estate owned and troubled debt restructurings), compared to $1.9 million, or 1.07% of the Company's total assets, at June 30, 1996. At June 30, 2000, residential loans, multi-family, commercial real estate loans, commercial loans, consumer loans, and repossessed assets accounted for 26.2%, 61.9%, 7.2%, 0.1%, 1.2% and 3.4%, respectively, of non-performing assets.

         At June 30, 2000, non-performing assets included $72,000 of repossessed assets compared to real estate acquired as a result of foreclosure, voluntary deed, or other means, of $183,000 at June 30, 1996. Real estate acquired is classified by the Company as "real estate owned" or "REO" until it is sold. When property is so acquired, the value of the asset is recorded on the books of the Company at the lower of the unpaid principal balance at the date of acquisition plus foreclosure and other related costs or at fair value. Interest accrual ceases when the collection of interest becomes doubtful, usually after the loan has been delinquent for 90 days or more. All costs incurred from the date of acquisition in maintaining the property are expensed.

         The following table sets forth the amounts and categories of the Company's non-performing assets (non-accrual loans, repossessed assets and troubled debt restructurings).


                                                                              At June 30,
                                                  --------------------------------------------------------------
                                                      2000         1999         1998        1997         1996
                                                  ----------    ---------    ---------   ---------     ---------
                                                                        (Dollars in Thousands)
Accruing loans delinquent
     more than 90 days ........................   $     ---     $     ---    $     ---   $     ---     $     ---
Non-accruing loans  (1):
     Residential...............................         551         1,108        1,454       1,238         1,658
     Multi-family..............................         ---           462          ---         ---           ---
Commercial real estate.........................       1,305         1,585          198         139            47
     Commercial loans..........................         152           153          268         ---           ---
     Consumer..................................          28            21           18          34            11
Troubled debt restructurings ..................         ---           ---          ---         ---          ---
                                                     ------        ------       ------      ------        ------
     Total non-performing loans................       2,036         3,329        1,938       1,411         1,716
                                                     ------        ------       ------      ------        ------
Repossessed assets, net........................          72             2           31         ---           183
                                                     ------        ------       ------      ------        ------
     Total non-performing assets ..............      $2,108        $3,331       $1,969      $1,411        $1,899
                                                     ======        ======       ======      ======        ======
Non-performing loans to total
     loans, net (2) ...........................        1.22%         1.98%        1.16%        .94%         1.18%
Non-performing assets to total assets .........        1.06%         1.69%        1.02%        .81%         1.07%


(1) The Company generally places mortgage loans on a nonaccrual status when the loans become contractually past due 90 days or more. Interest income previously accrued but not deemed collectible is reversed and charged against current income. Interest on these loans is then recognized as income when collected. For the year ended June 30, 2000, the income that would have been recorded had the non-accrual loans not been in a non-performing status totaled $195,000 compared to actual income recorded of $32,000.

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

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the problem loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. Total classified assets at June 30, 2000, were $7.3 million.

         The following table sets forth the aggregate amount of the Company's classified assets, and of the general and specific loss allowances as of the dates indicated.

                                                              At June 30,
                                     ------------------------------------------------------------
                                      2000          1999        1998         1997           1996
                                     ------        ------      ------       ------         ------
                                                            (In Thousands)
Substandard assets (1)............   $3,791        $3,060      $2,296       $1,546         $1,226
Doubtful assets ..................      ---           147         ---          ---            ---
Loss assets.......................      ---            93         ---          ---            ---
Special mention...................    3,540         4,394       4,081          ---            ---
                                     ------        ------      ------       ------         ------
   Total classified assets........   $7,331        $7,694      $6,377       $1,546         $1,226
                                     ======        ======      ======       ======         ======

General loss allowances...........   $2,008        $2,032      $2,087       $2,032         $2,009
Specific loss allowances..........      275           240         ---          ---          ---
                                     ------        ------      ------       ------         ------
   Total allowances...............   $2,283        $2,272      $2,087       $2,032         $2,009
                                     ======        ======      ======       ======         ======


(1)  Includes  REO,  net  of  $0.07,   $0.0,  $0.03,  $0.0,  and  $0.2  million,
respectively.

      The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Not all assets classified by the Company as substandard, doubtful or loss are included as non-performing assets, and not all of the Company's non-performing assets constitute classified assets.

      Substandard Assets. At June 30, 2000, the Company had 37 loans classified as substandard totaling approximately $3.7 million. Of the $3.7 million classified as substandard, $1.5 million is attributable to one borrower involving five loans secured by commercial real estate in various stages of completion. The loans were made as construction/permanent financing. Foreclosure has been filed and calculations performed to determine the net realizable value. To the extent that a loss appears probable, such loss has been included in the allowance for loan losses. In addition, $1.3 million is attributable to loans secured by multi-family dwellings. Also included in substandard assets are certain loans to facilitate the sale of the real estate owned, totaling $65,000 at June 30, 2000. These are former REO properties sold on contract that are included as substandard assets to the extent the loan balance exceeds the appraised value of the property. Also included in substandard assets at June 30, 2000, are slow mortgage loans (loans or contracts delinquent for generally 90 days or more) aggregating $606,000, and slow consumer loans totaling $219,000.

      Doubtful and Loss Assets. At June 30,2000, none of the Bank's assets were classified as doubtful or loss.

      Special Mention Assets. At June 30, 2000, the Bank's assets subject to special mention totaled $3.5 million. Included are one multi-family loan totaling $422,000, one commercial business loan totaling $27,000 and four nursing home loans totaling $3.1 million. All loans were classified as special mention due to financial statements indicating insufficient cash flow to meet all expenses. All of the above loans were current at June 30, 2000. The Bank classified $4.4 million as special mention at June 30, 1999, and $4.1 million were classified as special mention at June 30, 1998. No assets were classified as special mention at June 30, 1997 and 1996.

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

      The overall appropriateness of the allowance determined by management is based on its evaluation of then- existing economic and business conditions related to the loan portfolio, volumes and concentrations in commercial real estate type loans and in other categories with greater risk and non-performing and classified loans. If evaluation of loss has not more specifically been identified to a loan category or individual loans, evaluation of loss has been reflected in the unallocated portion of the allowance. In management's opinion, the Company's allowance for loan losses is adequate at June 30, 2000, to absorb anticipated losses on loans in the portfolio.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five years ended June 30, 2000.

                                                                      Year Ended June 30,
                                                  -----------------------------------------------------------
                                                   2000          1999         1998         1997        1996
                                                   ----          ----         ----         ----        ----
                                                                    (Dollars in Thousands)
Balance of allowance at
   beginning of period.......................     $2,272        $2,087       $2,032       $2,009       $2,013
                                                  ------        ------       ------       ------       ------
Add recoveries of loans previously
   charged off -- residential real
   estate loans..............................         42           ---           18          ---            2
Less charge-offs:
   Residential real estate loans.............        126            21            7           35           37
   Commercial real estate loans..............        327           ---           14          ---            3
   Consumer loans............................         57            21            1          ---          ---
   Commercial loans..........................         16           ---          ---          ---          ---
                                                  ------        ------       ------       ------       ------
Net charge-offs..............................        484            42            4           35          38
                                                  ------        ------       ------       ------       ------
Provisions for losses on loans...............        495           227           59           58           34
                                                  ------        ------       ------       ------       ------
Balance of allowance at end
   of period.................................     $2,283        $2,272       $2,087       $2,032       $2,009
                                                  ======        ======       ======       ======       ======
Net charge-offs to total average
   loans outstanding for period..............        .29%          .03%        .---%         .02%         .03%
Allowance at end of period to
   loans receivable at end of period.........       1.36          1.35         1.25         1.35         1.38
Allowance to total non-performing
   loans at end of period....................     112.11         68.24       107.71       143.98       117.07


         Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.

                                                                       June 30,
                               ----------------------------------------------------------------------------------------
                                      2000             1999              1998             1997              1996
                               -----------------  ----------------  ---------------- ----------------  ----------------
                                         Percent           Percent           Percent          Percent           Percent
                                        of loans          of loans          of loans         of loans          of loans
                                         in each           in each           in each          in each           in each
                                        category          category          category         category          category
                                        to total          to total          to total         to total          to total
                                 Amount   loans   Amount    loans   Amount    loans  Amount    loans   Amount    loans
                                 ------   -----   ------    -----   ------    -----  ------    -----   ------    -----
                                                                (Dollars in Thousands)
Balance at end of period
     applicable to:
Residential..................  $  556    61.11%     $280   59.18%    $  ---   61.14%   $  ---   63.42%  $  ---    59.11%
Commercial real estate.......   1,145    18.36       583   19.19        ---   18.78       ---   20.35       29    24.44
Multi-family.................     264     5.03       393    5.42         72    6.49        72    7.45      264    10.52
Construction loans...........      27     3.12       335    3.69        ---    4.30       ---    3.07      ---     3.37
Commercial loans.............     111     6.25       102    6.36        ---    5.01       ---    1.65      ---      .01
Consumer loans...............     147     6.13       145    6.16         86    4.28        33    4.06       24     2.55
Unallocated..................      33      ---       434     ---      1,929     ---     1,927     ---    1,692      ---
                               ------   ------    ------  ------     ------  ------    ------  ------   ------   ------
     Total...................  $2,283   100.00%   $2,272  100.00%    $2,087  100.00%   $2,032  100.00%  $2,009   100.00%
                               ======   ======    ======  ======     ======  ======    ======  ======   ======   ======


         For 2000 and 1999, the Bank presented allocations computed by assigning estimated loss percentages to loans outstanding and allocations for other estimated losses by loan category, compared to previous years when such amounts were generally included in the unallocated portion of the allowance.

Investments

         Federally chartered savings associations have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds sold. Subject to various restrictions, federally chartered savings associations may also invest a portion of their assets in commercial paper, corporate debt securities and asset-backed securities. The investment policy of the Company, which is established by the Board of Directors and is implemented by the Executive Committee, is designed primarily to maximize the yield on the investment portfolio subject to minimal liquidity risk, default risk, interest rate risk, and prudent asset/liability management.

         Specifically, the Company's policies generally limit investments in corporate debt obligations to those which are rated in the two highest rating categories by a nationally recognized rating agency at the time of the investment and such obligations must continue to be rated in one of the four highest rating categories. Commercial bank obligations, such as certificates of deposit, brokers acceptances, and federal funds must be rated "C" or better by a major rating service. Commercial paper must be rated A-1 by Standard and Poor's and P-1 by Moody's. The policies also allow investments in obligations of federal agencies such as the Government National Mortgage Association ("GNMA"), FNMA, and FHLMC, and obligations issued by state and local governments. The Company does not utilize options or financial or futures contracts.

         MCHI's investment portfolio consists of U.S. Treasury and agency securities, investment in two Indiana limited partnerships, investment in an insurance company and FHLB stock. At June 30, 2000, approximately $9.2 million, including securities at market value for those classified as available for sale and at amortized cost for those classified as held to maturity, or 4.6% of the Company's total assets, consisted of such investments.

         The following tables set forth the amortized cost and market value of the Company's investments at the dates indicated.



                                                                   At June 30,
                                    -------------------------------------------------------------------------
                                             2000                      1999                      1998
                                    ---------------------     ---------------------      --------------------
                                    Amortized     Market      Amortized      Market      Amortized     Market
                                       Cost       Value         Cost         Value         Cost        Value
                                    ---------    ---------    ---------     -------      ----------    ------
                                                                  (In Thousands)
Securities available for sale (1):
   Federal agencies.................  $2,969        $2,976     $2,997       $3,020       $2,999        $3,049
                                      ------        ------     ------       ------       ------        ------
     Total securities available
     for sale.......................   2,969         2,976      2,997        3,020        2,999         3,049
                                      ------        ------     ------       ------       ------        ------
Securities held to maturity:
   U.S. Treasury....................     ---           ---        ---          ---        1,000           999
   Federal agencies.................     ---           ---        ---          ---        1,000         1,000
   State and municipal..............     ---           ---        ---          ---          ---           ---
   Mortgage-backed securites........     ---           ---        ---          ---            3             3
     Total securities held
     to maturity....................     ---           ---        ---          ---        2,003         2,002
                                      ------        ------     ------       ------       ------        ------
Real estate limited partnerships....   3,942            (3)     4,713           (3)       4,883            (3)
                                      ------        ------     ------       ------       ------        ------
Investment in insurance
   company..........................     650            (3)       650           (3)         650            (3)
FHLB stock (2)......................   1,655         1,655      1,164        1,164        1,134         1,134
                                      ------                   ------                   -------
     Total investments..............  $9,216                   $9,524                   $11,669
                                      ======                   ======                   =======

(1) In accordance with SFAS No. 115, securities available for sale are recorded at market value in the financial statements.
(2)   Market value approximates carrying value.
(3)   Market values are not available.

         The following table sets forth investment securities and FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2000.


                                                     Amount at June 30, 2000 which matures in
                                    --------------------------------------------------------------------------
                                             One                     One to                     Over
                                         Year or less               Five Years            Ten Years and Stock
                                    ---------------------     ----------------------   -----------------------
                                                 Weighted                   Weighted                  Weighted
                                    Amortized     Average     Amortized      Average     Amortized     Average
                                       Cost        Yield        Cost          Yield         Cost         Yield
                                    ---------    --------     ---------     --------   -----------    --------
                                                              (Dollars in Thousands)
Securities available for sale (1):
   Federal agencies.................  $1,973       6.68%         $996        6.23%    $     ---          ---%
                                      ------       ----          ----        ----        ------         ----
     Total securities available
     for sale.......................   1,973       6.68           996        6.23           ---          ---
                                      ------       ----          ----        ----        ------         ----
FHLB stock..........................     ---        ---           ---         ---         1,655         7.99
                                      ------       ----          ----        ----        ------         ----
     Total investments..............  $1,973       6.68%         $996        6.23%       $1,655         7.99%
                                      ======       ====          ====        ====        ======         ====

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

      The Bank committed to invest approximately $3.4 million in Pedcor-87 at inception of the project in January, 1988. The Bank has invested approximately $3.4 million in Pedcor-87 with no additional annual capital contribution remaining to be paid. The tax credits resulting from Pedcor-87's operation of a low/moderate income housing project were available to the Company through 1998. Although the Company has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it is not allowed to use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. The Bank may carryforward unused tax credits for a period of 15 years and believes it will be able to utilize available tax credits during the carryforward period.

      Pedcor-87 has incurred operating losses from its operations primarily due to rent limitations for subsidized housing, increased operating costs and other factors. The Bank has accounted for its investment in Pedcor-87 on the equity method, and, accordingly, has recorded its shares of these losses, or impairment losses, as reductions to its investment in Pedcor-87, which at June 30, 2000, was approximately $791,000.

      In August 1997, the Bank entered into another limited partnership with Pedcor Investments organized to build, own, operate and lease a 72-unit apartment complex in Niles, Michigan. The Bank owns 99% of the partnership, as a limited partner, in Pedcor Investments-1997-XXIX ("Pedcor-97").

      The Bank committed to invest $3.6 million in Pedcor-97 over ten years and will receive an estimated $3.7 million in tax credits. Contributions are made on an annual basis and amounted to $415,000 during the year ended June 30, 2000, and $395,000 during the year ended June 30, 1999. No contributions were made during the year ended June 30, 1998. The Bank recognized tax credits of $455,000 during the year ended June 30, 2000. The Bank did not recognize any tax credits during the years ended June 30, 1998 and 1999. The project was substantially completed by June 30, 1999. The tax credits from these projects have the effect of reducing income tax expense, over a ten year period, and reducing the Bank's federal income taxes payable, to the limits allowed by alternative minimum tax liability rules. Although these tax credits will be beneficial to the Bank in future periods, operating losses from the operations of the facility will increase after the completion of the apartment complex. These increased operating losses will have an effect of decreasing the overall return to the Bank on Pedcor-97. The Bank has also accounted for its investment in Pedcor-97 on the equity method, and, accordingly, has recorded its share of these losses as reductions to its investment in Pedcor-97, which at June 30, 2000, was approximately $3,150,000. The unrelated general partners in Pedcor-87 are two individuals, and the unrelated general partner in Pedcor-97 is Berrien Woods Housing Company, LLC. Such partners are affiliated with Pedcor Investments.

      The following summarizes the Bank's equity in Pedcor-87's and Pedcor-97's losses and tax credits recognized in the Company's consolidated financial statements:

                                                                              Year Ended June 30,
                                                         ------------------------------------------------------------
                                                            2000         1999         1998         1997      1996
                                                         --------     ---------     --------     --------   ---------
Investment in Pedcor-87............................      $   791      $  1,116      $ 1,275      $ 1,449    $ 1,624
                                                         =======      ========      =======      =======    =======
Losses, net of income tax effect...................         (196)     $    (96)     $  (105)     $  (184)   $  (117)
Tax credit.........................................          ---            11          326          405        405
                                                         -------      --------      -------      -------    -------
Increase  (decrease) in after-tax net income
     from Pedcor-87 investment.....................       $ (196)     $    (85)     $   221      $   221    $   288
                                                         =======      ========      =======      =======    =======
Investment in Pedcor-97............................       $3,150      $  3,596      $ 3,608
Losses, net of income tax effect...................         (269)     $     (7)     $   (16)
Tax credit.........................................          455           ---          ---
                                                         -------      --------      -------
Increase (decrease) in after-tax net income
     from Pedcor-97 investment.....................       $  186      $     (7)     $   (16)
                                                         =======      ========      =======


         In June 1998, the Company capitalized on a unique opportunity to focus and energize its life insurance product offerings through an equity participation in Family Financial Life Insurance Company. Family Financial Life is a fully chartered life insurance company owned by a group of savings banks. In operation since 1984, Family Financial Life has had an impressive track record of growth, profits and returns to its financial institution owners. We are now offering credit life and annuity products with a most advantageous method to increase insurance earnings and exercise complete control over the quality of insurance products and services.

      Federal regulations require an FHLB-member savings association to maintain an average daily balance of liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first lien residential mortgage loans. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, and is currently 5%, although the OTS has proposed a reduction of the percentage to 4%. Also, a savings association currently must maintain short-term liquid assets constituting at least 1% of its average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. At June 30, 2000, the Bank had liquid assets of $7.9 million, and a regulatory liquidity ratio of 8.5%.

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

         Deposits. Deposits are attracted, principally from within Grant and contiguous counties, through the offering of a broad selection of deposit instruments including NOW and other transaction accounts, fixed-rate certificates of deposit, individual retirement accounts, and savings accounts. The Bank does not actively solicit or advertise for deposits outside of Grant and surrounding counties. Substantially all of the Bank's depositors are residents of those counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank also has approximately $453,000 of brokered deposits.

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

         An analysis of the Bank deposit accounts by type, maturity, and rate at June 30, 2000, is as follows:

                                                  Minimum         Balance at                          Weighted
                                                  Opening          June 30,            % of            Average
Type of Account                                   Balance            2000           Deposits            Rate
---------------                                   -------            ----           --------            ----
                                                                    (Dollars in Thousands)
Withdrawable:
   Savings accounts.......................        $ 10.00           $12,622             9.66%            2.25%
   NOW and other transactions accounts....          10.00            25,232            19.31             2.84
                                                                     ------            -----             ----
Total withdrawable........................                           37,854            28.97             2.64
                                                                     ------            -----             ----
Certificates (original terms):
   28 days................................            500               125             0.10             3.51
   91 days................................            500               459             0.35             4.54
   182 days...............................            500             7,179             5.49             4.92
   9 months...............................         10,000             6,430             4.92             5.51
   12 months..............................            500            10,156             7.77             5.49
   18 months..............................            500             6,116             4.68             5.85
   19 months..............................            500             2,242             1.71             5.37
   24 months..............................            500            12,109             9.27             5.85
   30 months..............................            500             2,740             2.10             5.41
   36 months..............................            500             2,988             2.29             5.66
   48 months..............................            500             2,649             2.03             5.40
   60 months..............................            500            10,321             7.89             6.34
   72 months..............................            500                34             0.03             5.39
   96 months..............................            500               327             0.25             6.47
   Special term CDs.......................            500                12             0.01             4.91
IRAs
   28 days................................            500                30             0.02             3.25
   91 days................................            500                 6             0.00             4.41
   182 days...............................            500               132             0.10             4.97
   9 months...............................            500               103             0.08             5.16
   12 months..............................            500               764             0.58             5.58
   18 months..............................            500               722             0.55             5.81
   19 months..............................            500               114             0.09             5.38
   24 months..............................            500             1,363             1.04             5.76
   30 months..............................            500               701             0.54             5.42
   36 months..............................            500               810             0.62             5.67
   48 months..............................            500               839             0.64             5.31
   60 months..............................            500            22,307            17.07             6.41
   72 months..............................            500               310             0.24             5.39
   96 months..............................            500               732             0.56             6.44
   Special term IRAs......................            500                 9             0.01             6.00
Total certificates (1)....................                           92,829            71.03             5.90
                                                                   --------           ------             ----
Total deposits............................                         $130,683           100.00%            4.96%
                                                                   ========           ======             ====

(1)  Including $14.4 million in certificates of deposit of $100,000 or more.

   The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

                                                  At June 30,
                                     -------------------------------------
                                      2000            1999          1998
                                     -------        --------       -------
                                                 (In Thousands)
Under 5%...........................  $12,070        $ 26,368       $17,135
5.00 - 6.99%.......................   76,069          62,589        52,365
7.00 - 8.99%.......................    4,690          11,514        21,116
                                     -------        --------       -------
Total..............................  $92,829        $100,471       $90,616
                                     =======        ========       =======

      The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years indicated, and the total maturing thereafter. Matured certificates which have not been renewed as of June 30, 2000, have been allocated based upon certain rollover assumptions.

                                            Amounts At
                                    June 30, 2000, Maturing in
                   -----------------------------------------------------------
                   One Year           Two              Three       Greater Than
                    or Less          Years             Years        Three Years
                    -------          -----             -----        -----------
                                          (In Thousands)
Under 5%.......     $ 10,537       $     693         $    163       $     677
5.00 - 6.99% ..       28,852          16,029            8,634          22,554
7.00 - 8.99% ..          300             216              546           3,628
                    --------         -------          -------         -------
Total .........     $ 39,689         $16,938          $ 9,343         $26,859
                    ========         =======          =======         =======

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2000.

         Maturity Period                                         (In Thousands)
        -----------------                                        --------------
      Three months or less......................................   $  1,514
      Greater than three months through six months..............      3,172
      Greater than six months through twelve months.............        700
      Over twelve months........................................      9,052
                                                                    -------
      Total.....................................................    $14,438
                                                                    =======

      The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.


                                                                 DEPOSIT ACTIVITY
                                   ----------------------------------------------------------------------------
                                                              Increase                                Increase
                                                             (Decrease)                              (Decrease)
                                   Balance at                   from       Balance at                   from
                                    June 30,       % of       June 30,      June 30,       % of       June 30,
                                      2000       Deposits       1999          1999       Deposits       1998
                                   ----------    --------    ----------    ----------    --------     ---------
                                                              (Dollars in Thousands)
Withdrawable:
   Savings accounts..............   $ 12,622       9.66%       $(2,169)      $14,791       10.41%     $(1,917)
   NOW and other transactions
     accounts....................     25,232      19.31         (1,593)       26,825       18.88         (266)
                                    --------     ------       --------      --------      ------       ------
Total withdrawable...............     37,854      28.97         (3,762)       41,616       29.29       (2,183)
                                    --------     ------       --------      --------      ------       ------
Certificates (original terms):
   28 days.......................        125       0.10           (245)          370         .26         (175)
   91 days.......................        459       0.35           (282)          741         .52         (301)
   182 days......................      7,179       5.49            572         6,607        4.65       (4,625)
   9 months......................      6,430       4.92         (2,089)        8,519        6.00        7,095
   12 months.....................     10,156       7.77         (4,624)       14,780       10.40        8,388
   18 months.....................      6,116       4.68          3,541         2,575        1.81       (1,144)
   19 months.....................      2,242       1.71          2,242           ---         ---          ---
   24 months.....................     12,109       9.27         (5,337)       17,446       12.28        3,437
   30 months.....................      2,740       2.10           (838)        3,578        2.52         (896)
   36 months.....................      2,988       2.29          2,118           870         .61         (215)
   48 months.....................      2,649       2.03           (592)        3,241        2.28       (3,214)
   60 months.....................     10,321       7.89            333         9,988        7.03          384
   72 months.....................         34       0.03              2            32         .02            1
   96 months.....................        327       0.25            (24)          351         .25           (2)
   Special term CDs..............         12       0.01             (1)           13         .01         (584)
IRAs
   28 days.......................         30       0.02             28             2         ---          ---
   91 days.......................          6       0.00             (4)           10         .01          (33)
   182 days......................        132       0.10             57            75         .05           35
   9 months......................        103       0.08             64            39         .03          (15)
   12 months.....................        764       0.58           (513)        1,277         .90          982
   18 months.....................        722       0.55            597           125         .09         (169)
   19 months.....................        114       0.09            114           ---         ---          ---
   24 months.....................      1,363       1.04           (895)        2,258        1.59          253
   30 months.....................        701       0.54            (73)          774         .54            4
   36 months.....................        810       0.62            701           109         .08           (1)
   48 months.....................        839       0.64         (1,909)        2,748        1.93       (2,446)
   60 months.....................     22,307      17.07           (242)       22,549       15.87        3,259
   72 months.....................        310       0.24           (201)          511         .36          (10)
   96 months.....................        732       0.56           (141)          873         .61          (97)
   Special term IRAs.............          9       0.01             (1)           10         .01          (56)
                                    --------     ------       --------      --------      ------       ------
     Total certificates..........     92,829      71.03         (7,642)      100,471       70.71        9,855
                                    --------     ------       --------      --------      ------       ------
     Total deposits..............   $130,683     100.00%      $(11,404)     $142,087      100.00%      $7,672
                                    ========     ======       ========      ========      ======       ======

                                                                 DEPOSIT ACTIVITY
                                      -----------------------------------------------------------------------
                                                                     Increase
                                                                    (Decrease)
                                      Balance at                       from          Balance at
                                       June 30,          % of         June 30,        June 30,         % of
                                         1998           Deposits       1997            1997          Deposits
                                      ----------        --------    ----------       ----------      --------
                                                              (Dollars in Thousands)

Withdrawable:
   Savings accounts...............      $16,708           12.43%       $1,025           $15,683         12.88%
   NOW and other transaction
     accounts.....................       27,091           20.15         5,861            21,230         17.43
                                       --------          ------       -------          --------        ------
Total withdrawable................       43,799           32.58         6,886            36,913         30.31
                                       --------          ------       -------          --------        ------
Certificates (original terms):
   28 days........................          545             .41           448                97           .08
   91 days........................        1,042             .78           (47)            1,089           .89
   182 days.......................       11,232            8.36         1,925             9,307          7.64
   9 months.......................        1,424            1.06         1,424               ---           ---
   12 months......................        6,392            4.76        (8,092)           14,484         11.90
   18 months......................        3,719            2.77         1,938             1,781          1.46
   24 months......................       14,009           10.42        11,977             2,032          1.67
   30 months......................        4,474            3.33        (3,229)            7,703          6.33
   36 months......................        1,085             .81          (340)            1,425          1.17
   48 months......................        6,455            4.80           709             5,746          4.72
   60 months......................        9,604            7.15        (1,478)           11,082          9.10
   72 months......................           31             .02             3                28           .02
   96 months......................          353             .26           (24)              377           .31
   Special term CDs...............          597             .44           597               ---           ---
IRAs
   28 days........................            2             ---           ---                 2           .00
   91 days........................           43             .03            20                23           .02
   182 days.......................           40             .03          (134)              174           .14
   9 months.......................           54             .04            54               ---           ---
   12 months......................          295             .22          (322)              617           .51
   18 months......................          294             .22            56               238           .20
   24 months......................        2,005            1.49           471             1,534          1.26
   30 months......................          770             .57          (110)              880           .72
   36 months......................          110             .08            72                38           .03
   48 months......................        5,194            3.86           379             4,815          3.95
   60 months......................       19,290           14.35          (627)           19,917         16.36
   72 months......................          521             .39           (64)              585           .48
   96 months......................          970             .72            87               883           .73
Special term IRAs.................           66             .05            66               ---           ---
                                       --------          ------       -------          --------        ------
Total certificates................       90,616           67.42         5,759            84,857         69.69
                                       --------          ------       -------          --------        ------
Total deposits....................     $134,415          100.00%      $12,645          $121,770        100.00%
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

         The Company's borrowings consist of advances from the FHLB of Indianapolis upon the security of FHLB stock and certain mortgage loans. Such advances are made pursuant to several different credit programs each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Indianapolis will advance to member associations, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with policies of the FHLB of Indianapolis. At June 30, 2000, FHLB of Indianapolis advances totaled $29.0 million, representing 14.6% of total assets.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances for the periods indicated, and weighted average interest rates paid during the periods indicated and as of the end of each of the periods indicated.

                                                        At or for the Year
                                                           Ended June 30,
                                                  ------------------------------
                                                   2000       1999        1998
                                                  -------    -------    --------
                                                      (Dollars in Thousands)
FHLB Advances:
Average balance outstanding.....................  $23,313    $15,132    $10,840
Maximum amount outstanding at any month-end
     during the period..........................   29,526     16,272     13,684
Weighted average interest rate
     during the period..........................     6.25%      6.07%      6.01%
Weighted average interest rate at
     end of period..............................     6.42%      6.02%      6.08%

         There are regulatory restrictions on advances from the FHLBs. See "Regulation - Federal Home Loan Bank System" and "- Qualified Thrift Leader." These limitations are not expected to have any impact on the Company's ability to borrow from the FHLB of Indianapolis. MCHI does not anticipate any problem obtaining advances appropriate to meet its requirements in the future, if such advances should become necessary.

Selected Ratios

                                                       Year Ended June 30,
                                                -------------------------------
                                                  2000        1999       1998
                                                -------     --------    ------

Return on assets..............................    1.25%       1.09%      1.25%
Return on equity..............................    7.78        6.15       5.94
Dividend payout ratio (based on diluted
        earnings per share)...................   49.44       64.71      68.22
Average equity to average assets ratio........   16.13       17.63      21.00

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

         The Bank's only subsidiary, First Marion Service Corporation ("First Marion") was organized in 1971 and currently is engaged in the sale of tax deferred annuities pursuant to an arrangement with One System, Inc., a licensed insurance broker, in Indianapolis and other direct carriers, to a lesser extent. It also sells mutual funds through an arrangement with Lincoln Financial Advisors, a licensed securities broker, in Fort Wayne, Indiana. First Marion has one licensed employee engaged in such sales of tax deferred annuities and mutual funds. In addition, beginning in July 1995, First Marion began providing 100% financing to borrowers of the Bank by providing a 20% second mortgage behind the Bank's 80% mortgage. Such loans amounted to $2.7 million at June 30, 2000.

         At June 30, 2000, the Bank's investment in First Marion totaled $2.7 million. During the year ended June 30, 2000, First Marion had net income of $98,800.

Employees

         As of June 30, 2000, the Bank employed 44 persons on a full-time basis and five persons on a part-time basis. None of the Bank's employees are represented by a collective bargaining group. Management considers its employee relations to be good.

Competition

         The Bank originates most of its loans to and accepts most of its deposits from residents of Grant and surrounding counties in Indiana. The Decatur branch was sold to another financial institution in September 1999.

         The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings institutions, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in Grant and surrounding counties. The Bank must also compete with money market funds and with insurance companies with respect to its individual retirement accounts.

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

                                   REGULATION

General

         The Bank, as a federally chartered savings bank, is a member of the Federal Home Loan Bank System ("FHLB System") and its deposits are insured by the FDIC and it is a member of the Savings Association Insurance Fund (the "SAIF") which is administered by the FDIC. The Bank is subject to extensive regulation by the OTS. Federal associations may not enter into certain transactions unless certain regulatory tests are met or they obtain prior governmental approval and the associations must file reports with the OTS about their activities and their financial condition. Periodic compliance examinations of the Bank are conducted by the OTS which has, in conjunction with the FDIC in certain situations, examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The Bank is also subject to certain reserve requirements under regulations of the Board of Governors of the Federal Reserve System ("FRB").

         An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semiannual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the quarterly assessment rates range from
 .015424% of assets for associations with assets of $67 million or less to .003388% for associations with assets in excess of $35 billion. The Bank's semiannual assessment under this assessment scheme, based upon its total assets at March 31, 2000, was $24,434.

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its member savings associations and other financial institutions within its assigned region. It is funded primarily from funds deposited by savings associations and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. The Bank is currently in compliance with this requirement. At June 30, 2000, the Bank's investment in stock of the FHLB of Indianapolis was $1,654,900. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

         In past years, the Bank received dividends on its FHLB stock. All twelve FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ending June 30, 2000, dividends paid to the Bank totaled $112,000, for an annual rate of 8%.

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

Liquidity

         Federal regulations require the Bank to maintain minimum levels of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to an amount within the range of 4% to 10% depending upon economic conditions and savings flows of member institutions. The OTS recently lowered the level of liquid assets that must be held by a savings association from 5% to 4% of the association's net withdrawable accounts plus short-term borrowings based upon the average daily balance of such liquid assets for each quarter of the association's fiscal year. The Bank has historically maintained its liquidity ratio at a level in excess of that required. At June 30, 2000, the Bank's liquidity ratio was 8.5% and has averaged 8.6% over the past three years. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

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

Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. The OTS recently adopted a regulation, which became effective April 1, 1999, that requires savings associations that receive the highest supervisory rating for safety and soundness to maintain "core capital" of at least 3% of total assets. All other savings associations must maintain core capital of at least 4% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At June 30, 2000, the Bank was in compliance with all capital requirements imposed by law.

         The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, the Bank would be exempt from its provisions because it has less than $300 million in assets and its risk-based capital ratio exceeds 12%. The Bank nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of June 30, 2000, the Bank's interest rate risk was within the parameters set forth in the regulation.

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

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 2000, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

         The amended regulation exempts certain savings associations from the requirement under the previous regulation that all savings associations file either a notice or an application with the OTS before making any capital distribution. As revised, the regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). Application is required by the Bank to pay dividends in excess of this restriction, and, as of June 30, 2000, the Bank had approval to pay dividends up to $1,500,000. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

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

Loans to One Borrower

         Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At June 30, 2000, the Bank did not have any loans or extensions of credit to a single or related group of borrowers not in compliance with OTS regulations. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business operations or earnings.

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

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply). See "--Qualified Thrift Lender." At June 30, 2000, the Bank's asset composition was in excess of that required to qualify the Bank as a Qualified Thrift Lender.

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

         At June 30, 2000, 74.28% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future. The Bank expects to continue to qualify as a QTL, although there can be no such assurance.

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

Community Reinvestment Act Matters

         Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, unsatisfactory and needs improvement -- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The examiners have determined that the Bank has a satisfactory record of meeting community credit needs.

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

         MCHI's state income tax returns have not been audited in the last five years.

Other

         The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including MCHI. The address is (http://www.sec.gov).

Item 2.  Properties.

         At June 30, 2000, the Bank conducted its business from its main office at 100 West Third Street, Marion, Indiana, and two branch offices. Two of the full-service offices are owned by the Bank.

         The following table provides certain information with respect to the Bank's offices as of June 30, 2000:

                                                                                      Net Book Value
                                                                     Total Deposits    of Property,
                                                                           at            Furniture
                                             Owned or       Year        June 30,             &            Approximate
Description and Address                       Leased       Opened         2000           Fixtures       Square Footage
-----------------------                       ------       ------         ----           --------       --------------
                                                                          (Dollars in Thousands)
Main Office in Marion
  100 West Third Street..................       Owned        1936        $113,458        $1,395             17,949
Walmart Supercenter in Marion
  3240 S. Western........................      Leased        1997           4,320           138                540
Location in Gas City
  1010 E. Main Street....................       Owned        1997          12,905           162              2,276


        The Company opened its first automated teller machine in May, 1995 at its Marion branch and now maintains an ATM at each branch location.

        The Company owns computer and data processing equipment which is used for transaction processing and accounting. The net book value of electronic data processing equipment owned by the Company was $190,000 at June 30, 2000.

        The Company also has contracted for the data processing and reporting services of BISYS, Inc. in Houston, Texas. The cost of these data processing services is approximately $26,500 per month.

Item 3.  Legal Proceedings.

        The Company is not a party to any material pending legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of MCHI's shareholders during the quarter ended June 30, 2000.

Item 4.5.  Executive Officers of MCHI.

        Presented below is certain information regarding the executive officers of MCHI:

          Name                          Position
          -----------------         -------------------------------------------
          Steven L. Banks           President
          Larry G.  Phillips        Sr. Vice President, Secretary and Treasurer
          Cynthia M. Fortney        Vice President and Assistant Secretary

         Steven L. Banks (age 50) became President of both MCHI and the Bank on April 1, 1999. He has also served as executive Vice President of First Marion since 1996. Prior to his affiliation with MCHI and the Bank, Mr. Banks served as President and CEO of Fidelity Federal Savings Bank of Marion.

         Larry G. Phillips (age 51) has been employed by MCHI since November, 1992. He became Sr. Vice President of the Bank in 1996 and has served as Treasurer of the Bank since 1983, Secretary of the Bank since 1989 and Secretary and Treasurer of First Marion since 1989. Mr. Phillips served as Vice President and Treasurer of the Bank from 1983 to 1996.

         Cynthia M. Fortney (age 43) became Vice President and Assistant Secretary of MCHI in 1998 and has been Vice President of the Bank since 1998. Ms. Fortney has also served as Assistant Vice President of First Marion since 1998.

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

                        Quarter                                     Dividends
                         Ended             High        Low          Declared
                         -----             ----        ---          --------
June 30, 2000.........  $20 3/4          $21          $15 1/8          $.22
March 31, 2000........   15 7/8           16           15 1/8           .22
December 31, 1999.....   16 3/8           18 7/8       14 3/8           .22
September 30, 1999....   17 15/16         20 3/4       17 7/16          .22
June 30, 1999.........   20 3/4           21 1/2       20 1/16          .22
March 31, 1999........   22               22 3/4       19 3/4           .22
December 31, 1998.....   20               23 3/4       17 7/8           .22
September 30, 1998....   23 1/2           29 1/2       22 1/4           .22

        As of June 30, 2000, there were 355 record holders of MCHI's Common Stock. MCHI estimates that, as of that date, there were approximately 750 additional shareholders in "street" name.

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

        Under current federal income tax law, dividend distributions with respect to the Common Stock, to the extent that such dividends paid are from the current or accumulated earnings and profits of the Bank (as calculated for federal income tax purposes), will be taxable as ordinary income to the recipient and will not be deductible by the Bank. Any dividend distributions in excess of current or accumulated earnings and profits will be treated for federal income tax purposes as a distribution from the Bank's accumulated bad debt reserves, which could result in increased federal income tax liability for the Bank.

        Unlike the Bank, generally there is no regulatory restriction on the payment of dividends by MCHI. Indiana law, however, would prohibit MCHI from paying a dividend if, after giving effect to the payment of that dividend, MCHI would not be able to pay its debts as they become due in the ordinary course of business or if MCHI's total assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

Item 6.  Selected Consolidated Financial Data

        The following selected consolidated financial data of MCHl and its subsidiaries is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this Annual Report.

                                                                                AT JUNE 30,
                                                        -------------------------------------------------------------
                                                          2000         1999        1998          1997          1996
                                                        --------    ----------   --------      --------     ---------
                                                                              (In Thousands)
Summary of Financial Condition:
Total assets.........................................   $198,867     $197,101    $193,963      $173,304      $177,767
Loans, net...........................................    164,978      165,797     163,598       148,031       143,165
Loans held for sale..................................        ---          327         877           ---           ---
Cash and investment securities.......................      9,521       11,873      10,186        11,468        21,578
Cash value of life insurance.........................     11,422        5,887       5,616         5,994         5,588
Real estate limited partnerships.....................      3,942        4,713       4,883         1,449         1,624
Deposits.............................................    130,683      142,087     134,415       121,770       126,260
Borrowings...........................................     31,834       18,774      17,319         8,229         6,241
Shareholders' equity.................................     31,785       31,744      37,657        39,066        41,511

                                                                            YEAR ENDED JUNE 30,
                                                        -------------------------------------------------------------
                                                          2000         1999        1998          1997          1996
                                                        --------    ----------   --------      --------     ---------
Summary of Operating Results:
Interest income......................................  $  14,696   $   14,981  $   14,333    $   13,733    $   13,740
Interest expense.....................................      7,773        7,656       7,093         6,707         6,853
                                                         -------    ---------     -------      --------      --------
   Net interest income...............................      6,923        7,325       7,240         7,026         6,887
Provision for losses on loans........................        495          227          59            58            34
                                                         -------    ---------     -------      --------      --------
   Net interest income after
     provision for losses on loans...................      6,428        7,098       7,181         6,968         6,853
                                                         -------    ---------     -------      --------      --------
Other income:
   Net loan servicing fees...........................         80           81          78            86            81
   Annuity and other commissions.....................        194          150         142           153           147
   Losses from limited partnerships..................       (771)        (171)       (200)         (305)         (193)
   Life insurance income and death benefits..........      1,005          272         175           808           117
   Other income......................................        705          457         209           181            95
                                                         -------    ---------     -------      --------      --------
   Total other income................................      1,213          789         404           923           247
                                                         -------    ---------     -------      --------      --------
Other expense:
   Salaries and employee benefits....................      2,783        2,686       2,556         2,881         2,413
Other................................................      2,102        1,894       1,846         2,170         1,293
                                                         -------    ---------     -------      --------      --------
     Total other expense.............................      4,885        4,580       4,402         5,051         3,706
                                                         -------    ---------     -------      --------      --------
Income before income tax ............................      2,756        3,307       3,183         2,840         3,394
Income tax expense...................................        291        1,183         859           400           913
                                                         -------    ---------     -------      --------      --------
   Net Income........................................    $ 2,465    $   2,124     $ 2,324      $  2,440      $  2,481
                                                         =======    =========     =======      ========      ========

Supplemental Data:
Basic earnings per share.............................    $  1.79    $    1.38     $   1.32     $   1.35      $   1.27
Diluted earnings per share...........................       1.78         1.36         1.29         1.31          1.23
Book value per common share at end of year...........      23.29        22.28        22.16        22.09         21.47
Return on assets (1).................................       1.25%        1.09%        1.25%        1.40%         1.41%
Return on equity (2).................................       7.78         6.15         5.94         6.09          5.86
Interest rate spread (3).............................       3.34         3.42         3.37         3.21          3.01
Net yield on interest earning assets (4).............       3.91         4.12         4.28         4.29          4.17
Operating expenses to average assets (5).............       2.49         2.34         2.36         2.89          2.11
Net interest income to operating expenses (6)........       1.42x        1.60x        1.64x        1.39x         1.86x
Equity-to-assets at end of year (7)..................      15.98        16.11        19.41        22.54         23.35
Average equity to average total assets...............      16.13        17.63        21.00        22.89         24.09
Average interest-earning assets to average
   interest-bearing liabilities......................     113.06       116.21       121.82       126.34        127.93
Non-performing assets to total assets................       1.06         1.69         1.02          .81          1.07
Non-performing loans to total loans (8)..............       1.22         1.98         1.16          .94          1.18
Loan loss reserve to total loans (8).................       1.36         1.35         1.25         1.35          1.38
Loan loss reserve to non-performing loans............     112.11        68.24       107.71       143.98        117.07
Net charge-offs to average loans.....................        .29          .03          .---         .02           .03
Number of full service offices.......................       3            4            4            2             2

(1)  Net income divided by average total assets.
(2)  Net income divided by average total equity.
(3) Interest rate spread is calculated by subtracting combincd weighted average interest rate cost from combined weighted average interest rate earned for the period indicated.
(4)  Net interest income divided by average interest-earnings assets.
(5)  Other expense divided by average total assets.
(6)  Net interest income divided by other expense.
(7)  Total equity divided by assets.
(8)  Total loans include loans held for sale.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The principal business of thrift institutions, including the Bank, has historically consisted of attracting deposits from the general public and making loans secured by residential and commercial real estate. The Bank and all other savings associations are significantly affected by prevailing economic conditions, as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors, including interest rates paid on competing investments, account maturities and level of personal income and savings. In addition, deposit growth is affected by how customers perceive the stability of the financial services industry amid various current events such as regulatory changes, failures of other financial institutions and financing of the deposit insurance fund. Lending activities are influenced by the demand for and supply of housing lenders, the availability and cost of funds and various other items. Sources of funds for lending activities include deposits, payments on loans, proceeds from sale of loans, borrowings, and funds provided from operations. The Company's earnings are primarily dependent upon net interest income, the difference between interest income and interest expense.

     Interest income is a function of the balances of loans and investments outstanding during a given period and the yield earned on such loans and investments. Interest expense is a function of the amounts of deposits and borrowings outstanding during the same period and rates paid on such deposits and borrowings. The Company's earnings are also affected by provisions for loan and real estate losses, service charges, income from subsidiary activities, operating expenses and income taxes.

Average Balances and Interest

     The following table presents for the periods indicated the monthly average balances of each category of the Company's interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average yields earned and rates paid. Such yields and costs are determined by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Management believes that the use of month-end average balances instead of daily average balances has not caused any material difference in the information presented.

                                                                       Year Ended June 30,
                                         ------------------------------------------------------------------------------
                                                   2000                       1999                      1998
                                         -------------------------  ------------------------  -------------------------
                                                           Average                   Average                    Average
                                         Average           Yield/   Average          Yield/   Average           Yield/
                                         Balance Interest   Cost    Balance Interest  Cost    Balance Interest   Cost
                                         ------- --------   ----    ------- --------  ----    ------- --------   ----
                                                                       (Dollars in Thousands)
Assets:
Interest-earning assets:
     Interest-earning deposits........$    4,680  $  235   5.02%  $ 4,458   $   211   4.73%  $ 4,020  $   287    7.14%
     Investment securities............     2,981     189   6.34     3,690       230   6.23     5,739      333    5.80
     Loans (1)    ....................   168,027  14,160   8.43   168,542    14,448   8.57   158,212   13,627    8.61
     Stock in FHLB of Indianapolis....     1,399     112   8.01     1,141        92   8.06     1,067       86    8.06
                                         -------  ------           ------    ------           ------  -------
        Total interest-earning assets.   177,087  14,696   8.30   177,831    14,981   8.42   169,038   14,333    8.48
Cash value of life insurance..........     8,203     ---            5,708       ---            5,616      ---
Other non-interest earning assets.....    11,279     ---           12,196       ---           11,641      ---
                                         -------  ------           ------    ------           ------  -------
       Total assets...................  $196,569 $14,696         $195,735    14,981         $186,295   14,333
                                        ========  ------         ========     -----         ========  -------
Liabilities and shareholders' equity:
Interest-bearing liabilities:
     Savings accounts.................   $13,368$    297   2.22 $  15,663       402   2.57 $  15,983      447    2.80
     NOW and money market accounts....    25,278     693   2.74    26,232       768   2.93    25,071      830    3.31
     Certificates of deposit..........    94,675   5,326   5.63    96,005     5,567   5.80    86,867    5,164    5.94
                                         -------  ------           ------    ------           ------  -------
        Total deposits................   133,321   6,316   4.74   137,900     6,737   4.89   127,921    6,441    5.04
     FHLB borrowings..................    23,313   1,457   6.25    15,132       919   6.07    10,840      652    6.01
                                         -------  ------           ------    ------           ------  -------
       Total interest-bearing
        liabilities...................   156,634   7,773   4.96   153,032     7,656   5.00   138,761    7,093    5.11
Other liabilities ....................     8,233     ---            8,187       ---            8,409      ---
                                          ------  ------           ------    ------           ------  -------
       Total liabilities..............   164,867   7,773          161,219       ---          147,170      ---
Shareholders' equity..................    31,702     ---           34,516       ---           39,125      ---
                                          ------  ------           ------    ------           ------  -------
       Total liabilities and
         shareholders' equity.........  $196,569   7,773         $195,735     7,656         $186,295    7,093
                                        ========  ------         ========     -----         ========  -------
Net interest-earning assets...........   $20,453                $  24,799                  $  30,277
Net interest income...................            $6,923                    $ 7,325                   $ 7,240
                                                  ======                    =======                   =======
Interest rate spread (2)..............                     3.34                       3.42                       3.37
Net yield on weighted average
     interest-earning assets (3)......                     3.91                       4.12                       4.28
Average interest-earning
     assets to average
     interest-bearing liabilities.....    113.06%                   116.21%                    121.82%
                                          ======                    ======                     ======



(1)    Average balances include loans held for sale and non-accrual loans.
(2) Interest rate spread is calculated by subtracting combined weighted average interest rate cost from combined weighted average interest rate earned for the period indicated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Interest Rate Spread."
(3) The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated.

Interest Rate Spread

     The following table sets forth the weighted average effective interest rate earned by the Company on its loan and investment portfolios, the weighted average effective cost of the Company's deposits, the interest rate spread of the Company, and the net yield on weighted average interest-earning assets for the period and as of the date shown. Average balances are based on month-end average balances.

                                                         At                         Year Ended June 30,
                                                    June 30, 2000        2000              1999             1998
                                                    -------------        ----              ----             ----
Weighted average interest rate earned on:
     Interest-earning deposits.................         6.11%           5.02               4.73%            7.14%
     Investment securities.....................         6.62            6.34               6.23             5.80
     Loans (1)    .............................         8.57            8.43               8.57             8.61
     Stock in FHLB of Indianapolis.............         8.00            8.01               8.06             8.06
         Total interest-earning assets.........         8.48            8.30               8.42             8.48

Weighted average interest rate cost of:
     Savings accounts..........................         2.25            2.22               2.57             2.80
     NOW and money market accounts.............         2.84            2.74               2.93             3.31
     Certificates of deposit...................         5.90            5.63               5.80             5.94
     FHLB borrowings...........................         6.42            6.25               6.07             6.01
         Total interest-bearing liabilities....         5.24            4.96               5.00             5.11
Interest rate spread (2).......................         3.24            3.34               3.42             3.37
Net yield on weighted average
     interest-earning assets (3)...............                         3.91               4.12             4.28


(1)    Average balances include loans held for sale and non-accrual loans.

(2) Interest rate spread is calculated by subtracting combined weighted average interest rate cost from combined weighted average interest rate earned for the period indicated. Interest rate spread figures must be considered in light of the relationship between the amounts of interest-earning assets and interest-bearing liabilities. Since the Company's interest-earning assets exceeded its interest-bearing liabilities for each of the three years shown above, a positive interest rate spread resulted in net interest income.

(3) The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated. No net yield figure is presented at June 30, 2000, because the computation of net yield is applicable only over a period rather than at a specific date.

     The following table describes the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in rate (changes in rate multiplied by old volume) and (2) changes in volume (changes in volume multiplied by old rate). Changes attributable to both rate and volume that cannot be segregated have been allocated proportionally to the change due to volume and the change due to rate.


                                                           Increase (Decrease) in Net Interest Income
                                                           ------------------------------------------
                                                        Total
                                                         Net               Due to             Due to
                                                       Change               Rate              Volume
                                                       ------               ----              ------
                                                                       (In Thousands)
Year ended June 30, 2000
compared to year
ended June 30, 1999
     Interest-earning assets:
         Interest-earning deposits................... $     24                $ 13             $    11
         Investment securities.......................      (41)                  4                 (45)
         Loans.......................................     (288)               (244)                (44)
         Stock in FHLB of Indianapolis...............       20                  (1)                 21
                                                        ------             -------              ------
           Total.....................................     (285)               (228)                (57)
                                                        ------             -------              ------
     Interest-bearing liabilities:
         Savings accounts............................     (105)                (50)                (55)
         NOW and money market accounts...............      (75)                (48)                (27)
         Certificates of deposit.....................     (241)               (165)                (76)
         FHLB advances...............................      538                  27                 511
                                                        ------             -------              ------
           Total.....................................      117                (236)                353
                                                        ------             -------              ------
     Change in net interest income...................   $ (402)            $     8              $ (410)
                                                        ======             =======              ======

Year ended June 30, 1999
compared to year
ended June 30, 1998
     Interest-earning assets:
         Interest-earning deposits...................   $  (76)             $ (105)           $     29
         Investment securities.......................     (103)                 23                (126)
         Loans.......................................      821                 (65)                886
         Stock in FHLB of Indianapolis...............        6                 ---                   6
                                                        ------             -------              ------
           Total.....................................      648                (147)                795
                                                        ------             -------              ------
     Interest-bearing liabilities:
         Savings accounts............................      (45)                (36)                 (9)
         NOW and money market accounts...............      (62)                (99)                 37
         Certificates of deposit.....................      403                (129)                532
         FHLB advances...............................      267                   6                 261
                                                        ------             -------              ------
           Total.....................................      563                (258)                821
                                                        ------             -------              ------
     Change in net interest income...................   $   85             $   111             $   (26)
                                                        ======             =======             =======

Changes in Financial Position and Results of Operations for Year Ended June 30, 2000, Compared to June 30, 1999

         General. The Company's total assets were $198.9 million at June 30, 2000, an increase of $1.8 million or 0.9% from June 30, 1999. Cash and cash equivalents and investment securities decreased $2.4 million, or 19.8%. Net loans, including loans held for sale, decreased $1.1 million, or 0.7%, as principal repayments exceeded originations. Certain loans originated during the year were sold to other investors. All such loan sales were consummated at the time of origination of the loan, and at June 30, 2000, no loans were held for sale pending settlement. At June 30, 2000, cash value of life insurance increased by $5.5 million primarily as the result of purchasing life insurance on key directors and a key employee in connection with new supplemental retirement agreements. Effective February 1, 2000, these agreements were designed to provide benefits at retirement age as set forth in the agreements. During 2000, average interest-earning assets decreased $0.7 million, or 0.4%, while average interest-bearing liabilities increased $3.6 million, or 2.4%, compared to June 30, 1999. The average balance of cash value of life insurance for 2000 increased to $8.2 million from $5.7 million for 1999.

         Deposits decreased $11.4 million, to $130.7 million, or 8.0%, at June 30, 2000, from the amount at June 30, 1999. Approximately $9.0 million of deposits were sold to another financial institution as of September 3, 1999, as part of the Decatur Branch sale. To fund assets and with the decrease in deposits, Federal Home Loan Bank advances increased from $15.5 million to June 30, 1999, to $29.0 million at June 30, 2000.

         The Company's net income for the year ended June 30, 2000 was $2.5 million, an increase of $340,000, or 16.0% from the results for the year ended June 30, 1999. This increase in net income resulted substantially from a decreased effective tax rate from 36% to 11%. This decrease in the effective tax rate was primarily the result of the commencement of federal income tax credits generated from an investment in a limited partnership and the receipt of non-taxable death benefit proceeds of $767,000. Net interest income decreased $402,000, or 5.5% from the previous year. The provision for losses on loans was $495,000 for 2000 compared to $227,000 for 1999. Other income increased by $424,000 for 2000 over 1999.

         Interest Income. The Company's total interest income for the year ended June 30, 2000 was $14.7 million, which was a 1.9% decrease, or $285,000, from interest income for the year ended June 30, 1999. This decrease was a result of volume and rate decreases in interest-earning assets.

         Interest Expense. Total interest expense for the year ended June 30, 2000, was $7.8 million, which was an increase of $117,000, or 1.5% from interest expense for the year ended June 30, 1999. This increase resulted principally from an increase in interest-bearing liabilities while average interest costs declined from 5.00% to 4.96%.

         Provision for Losses on Loans. The provision for the year ended June 30, 2000, was $495,000, compared to $227,000 in 1999. The 2000 net chargeoffs totaled $484,000, compared to the prior year net chargeoffs of $42,000. Chargeoffs for 2000 include $327,000 for a partial loan chargeoff attributable to one borrower involving loans secured by commercial real estate. The ratio of the allowance for loan losses to total loans increased from 1.35% at June 30, 1999, to 1.36% at June 30, 2000. The ratio of allowance for loan losses to nonperforming loans increased from 68.24% at June 30, 1999, to 121.14% at June 30, 2000, as a result of a decrease in nonperforming loans. The 2000 provision and resulting level of the allowance for loan losses was determined, as for any period, based on the evaluation of nonperforming loans and other classified or problem loans, changes in the composition of the loan portfolio with allowance allocations made by loan type, past loss experience, the amount of loans outstanding and current economic conditions.

         The allowance for loan losses is computed by assigning a percentage of loans outstanding to each category of loans held in the portfolio. All categories of loans, including multi-family, commercial real estate and other commercial, and consumer loans, are assigned a higher percentage than single-family loans based on greater risk factors inherent in these types of loans. In addition to maintaining the allowance as a percentage of the outstanding loans in portfolio, additional reserves are provided for nonperforming loans and other classified loans based on management's assessment of impairment, if any. Individual loans are specifically analyzed to determine an estimate of loss, and those specific allocations are then included as part of the loan loss allowance. Historically, the Company has been able to minimize its losses on loans in relation to the allowance and loans outstanding. Management considers the allowance to be adequate and will continue to monitor the allowance for loan losses at least on a quarterly basis and adjust the provision accordingly to maintain the allowance for loan losses at the prescribed level.

         Other Income. The Company's other income for the year ended June 30, 2000, totaled $1,231,000, compared to $789,000 for 1999, an increase of $442,000. This increase was due primarily to receipt of death benefit proceeds resulting in additional income of $767,000, the gain on sale of the Decatur Branch of $232,000, and an increase in annuity and other commissions of $43,000, which were partially offset by an increase in operating and impairment losses from limited partnership investments. Losses from limited partnerships increased as operations commenced on a new low-income housing tax credit project. This new project is performing in accordance with the original pro forma statements.

         Other Expenses. The Company's other expenses for the year ended June 30, 2000, totaled $4.9 million, an increase of $305,000, or 6.7%, from the year ended June 30, 1999. Salaries and employee benefits expense increased $96,000 or 3.6% from the previous year. Operations for 2000 included $120,000 in merger related expenses from preliminary professional services rendered in connection with the strategic alliance with MutualFirst Financial, Inc. scheduled to be completed by calendar year end.

         Income Tax Expense. Income tax expense for the year ended June 30, 2000, totaled $291,000, a decrease of $891,000 from the expense recorded in 1999, as low-income housing credits increased for 2000 compared to 1999. Low-income housing tax credits totaled $455,000 and $11,000 for the years ended June 30, 2000, and 1999, respectively.

Changes in Financial Position and Results of Operations for Year Ended June 30, 1999, Compared to June 30, 1998

         General. The Company's total assets were $197.1 million at June 30, 1999, an increase of $3.1 million or 1.6% from June 30, 1998. During 1999, average interest-earning assets increased $8.8 million, or 5.2%, while average interest-bearing liabilities increased $14.3 million or 10.3%, compared to June 30, 1998. Cash and cash equivalents and investment securities increased $1.7 million, or 16.5%, primarily as a result of a slower growth in the loan portfolio. Net loans, including loans held for sale, increased $1.6 million, or 1.0%, primarily from originations of non-mortgage loans. Certain loans originated during the year were sold to other investors. All such loans were consummated at the time of origination of the loan, and at June 30, 1999, $327,000 of loans were held for sale pending settlement. There were $877,000 of loans in the portfolio held for sale at June 30, 1998. Deposits increased $7.7 million, to $142.1 million, or 5.7%, at June 30, 1999 from the amount reported last year.

         The Company's net income for the year ended June 30, 1999 was $2.1 million, a decrease of $200,000, or 8.6% from the results for the year ended June 30, 1998. This decrease in net income resulted substantially from an increased effective tax rate from 27% to 36%. This increase in the effective tax rate was the result of the expiration of federal income tax credits generated from an investment in a limited partnership. These credits will resume in the upcoming year from another limited partnership investment. Net interest income increased $85,000, or 1.2% from the previous year. The provision for losses on loans was $227,000 for 1999 compared to $59,000 for 1998. Other income increased by $385,000 for 1999 over 1998.

         Interest Income. The Company's total interest income for the year ended June 30, 1999 was $15.0 million, which was a 4.5% increase or $648,000, from interest income for the year ended June 30, 1998. A net volume increase in interest-earning assets accounts for this increase offset partially by rate decreases.

         Interest Expense. Total interest expense for the year ended June 30, 1999, was $7.7 million, which was an increase of $563,000, or 7.9% from interest expense for the year ended June 30, 1998. This increase resulted principally from an increase in interest-bearing liabilities while average interest costs declined from 5.11% to 5.00%.

         Provision for Losses on Loans. The provision for the year ended June 30, 1999, was $227,000, compared to $59,000 in 1998. The 1999 chargeoffs totaled $42,000, compared to the prior year net chargeoffs of $4,000. The ratio of the allowance for loan losses to total loans increased from 1.25% at June 30, 1998, to 1.35% at June 30, 1999. The ratio of allowance for loan losses to nonperforming loans decreased from 107.71% at June 30, 1998, to 68.24% at June 30, 1999 as a result of an increase in nonperforming loans, which were considered by management in increasing the 1999 provision and year end allowance. The 1999 provision and resulting level of the allowance for loan losses was determined, as for any period, based on the evaluation of nonperforming loans and other classified loans, changes in the composition of the loan portfolio with allowance allocations made by loan type, past loss experience, the amount of loans outstanding and current economic conditions.

         The allowance for loan losses is computed by assigning an estimated loss percentage to loans outstanding in each category of loans held in the portfolio. All categories of loans, including multi-family, commercial real estate and other commercial, and consumer loans, are assigned a higher percentage than single-family loans based on greater risk factors inherent in these types of loans. In addition to maintaining the allowance as a percentage of the outstanding loans in the portfolio, additional reserves are provided for nonperforming loans and other classified loans based on management's assessment of impairment, if any. Individual loans are specifically analyzed to determine an estimate of loss, and those specific allocations are then included as part of the loan loss allowance. Historically, the Company has been able to minimize its losses on loans in relation to the allowance and loans outstanding. Management considers the allowance to be adequate and will continue to monitor the allowance for loan losses at least on a quarterly basis and adjust the provision accordingly to maintain the allowance for loan losses at the prescribed level.

         Other Income. The Company's other income for the year ended June 30, 1999, totaled $789,000, compared to $404,000 for 1998, an increase of $385,000.
This increase was due primarily to increased service charge income of $113,000 from changes in fee structure, increased gains on loan sales of $61,000 and increased income on life insurance maintained by the Company of $96,000.

         Other Expenses. The Company's other expenses for the year ended June 30, 1999, totaled $4.6 million, an increase of $178,000, or 4.1%, from the year ended June 30, 1998. Salaries and employee benefits expense increased $130,000 or 5.1% from the previous year. Operations for 1998 included $190,000 in foreclosed real estate expenses from operating a nursing home acquired as a result of a deed in lieu of foreclosure. Occupancy expense, equipment expense and data processing expense also increased as a result of the Company adding the two new local locations and adding new technology and expanded product delivery systems.

         Income Tax Expense. Income tax expense for the year ended June 30, 1999, totaled $1,183,000, an increase of $324,000 over the expense recorded in1998 as low income housing credits decreased for 1999 compared to 1998. Low-income housing tax credits totaled $11,000 and $338,000 for the years ended June 30, 1999, and1998 respectively.

Liquidity and Capital Resources

     The Company's primary source of funds is its deposits. To a lesser extent, the Company has also relied upon loan payments and payoffs and Federal Home Loan Bank ("FHLB") advances as sources of funds. Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows can fluctuate significantly, being influenced by interest rates, general economic conditions and competition. The Bank attempts to price its deposits to meet its asset/liability management objectives consistent with local market conditions. The Bank's access to FHLB advances is limited to approximately 62% of the Bank's available collateral. At June 30, 2000, such available collateral totaled $99.8 million. Based on existing FHLB lending policies, the Company could have obtained approximately $29.1 million in additional advances.

     The Bank's deposits have remained relatively stable, with balances between $143 and $130 million, for the three years in the period ended June 30, 2000. The percentage of IRA deposits to total deposits has decreased from 24.4% ($29.7 million) at June 30, 1997, to 22.0% ($28.9 million) at June 30, 2000. During the same period, deposits in withdrawable accounts have decreased from 30.3% ($36.9 million) of total deposits at June 30, 1997, to 29.0% ($37.9 million) at June 30, 2000. This change in deposit composition has not had a significant effect on the Bank's liquidity. The impact on results of operations from this change in deposit composition has been a reduction in interest expense on deposits due to a decrease in the average cost of funds. It is estimated that yields and net interest margin would increase in periods of rising interest rates since short-term assets reprice more rapidly than short-term liabilities. In periods of falling interest rates, little change in yields or net interest margin is expected since the Bank has interest rate minimums on a significant portion of its interest-earning assets.

     Federal regulations require the Bank to maintain minimum levels of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to an amount within the range of 4% to 10% depending upon economic conditions and savings flows of member institutions. The OTS recently lowered the level of liquid assets that must be held by a savings association from 5% to 4% of the association's net withdrawable accounts plus short-term borrowings based upon the average daily balance of such liquid assets for each quarter of the association's fiscal year. The Bank has historically maintained its liquidity ratio at a level in excess of that required. At June 30, 2000, the Bank's liquidity ratio was 8.5% and has averaged 8.6% over the past three years.

     Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts liquid assets based upon management's assessment of
(i) expected loan demand,  (ii)  projected loan sales,  (iii)  expected  deposit
flows,  (iv)  yields  available  on  interest-bearing   deposits,  and  (v)  the
objectives of its asset/liability management program. Excess liquidity is invested generally in federal funds and mutual funds investing in government obligations and adjustable-rate or short-term mortgage-related securities. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Indianapolis and collateral eligible for repurchase agreements.

     Cash flows for the Company are of three major types. Cash flow from operating activities consists primarily of net income. Investing activities generate cash flows through the origination and principal collections on loans as well as the purchases and maturities of investments. The Gas City branch acquisition generated $11.9 million in cash flows for 1998. Cash flows from financing activities include savings deposits, withdrawals and maturities and changes in borrowings. The following table summarizes cash flows for each of the three years in the period ended June 30, 2000:

                                                                Year Ended June 30,
                                                    ------------------------------------------
                                                      2000             1999              1998
                                                      ----             ----              ----
                                                                  (In Thousands)
Operating activites..........................       $ 2,645            $3,069         $  1,436
                                                    -------            ------         --------
Investing activities:
     Investment purchases....................        (1,928)              ---             (737)
     Investment maturities...................         2,000             2,003            2,844
     Net change in loans.....................           261            (2,164)         (15,375)
     Cash received in branch acquisition.....           ---               ---           11,873
     Premiums paid on life insurance.........        (5,950)              ---              ---
     Proceeds from life insurance............         1,420               ---              554
     Cash disbursed in branch sale...........        (8,593)              ---              ---
     Other investing activities..............          (336)             (297)            (420)
                                                    -------            ------         --------
                                                    (13,126)             (458)          (1,261)
                                                    -------            ------         --------
Financing activities:
     Deposit increases (decreases)...........        (2,473)            7,672             (220)
     Borrowings..............................        20,200             4,267           10,656
     Payments on borrowings..................        (7,140)           (2,811)          (5,201)
     Repurchase of common stock..............        (1,308)           (6,891)          (2,707)
     Dividends paid..........................        (1,211)           (1,346)          (1,557)
     Other financing activities..............           106               216              366
                                                    -------            ------         --------
                                                      8,174             1,107            1,337
                                                    -------            ------         --------
Net change in cash and cash equivalents......       $(2,307)           $3,718         $  1,512
                                                    =======            ======         ========

      Loan sales during the periods are predominantly from the origination of commercial real estate loans where the principal balance in excess of the Company's retained amount is sold to a participating financial institution. These investors are obtained prior to the origination of the loan and the sale of participating interests does not result in any gain or loss to the Company. One-to-four residential mortgage loans are also originated and sold in the secondary market.

     The Company considers its liquidity and capital resources to be adequate to meet its foreseeable short and long-term needs. The Company anticipates that it will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, its other material commitments and long-term liabilities. At June 30, 2000, the Company had outstanding commitments to originate mortgage loans of $1.6 million. In addition, the Company had consumer and commercial loan commitments of $6.8 million. Certificates of deposit scheduled to mature in one year or less at June 30, 2000, totalled $39.7 million. Based upon historical deposit flow data, the Company's competitive pricing in its market and management's experience, management believes that a significant portion of such deposits will remain with the Company. At June 30, 2000, the Company had $15.9 million of FHLB advances which mature in one year or less.

     Since the Bank's conversion in March 1993, the Company has paid quarterly dividends in each quarter, amounting to $.125 for each of the first four quarters, $.15 per share for each of the second four quarters, $.18 per share for each of the third four quarters, $.20 per share for each of the fourth four quarters, and $.22 in each quarter thereafter through June 30, 2000.

     During the year ended June 30, 2000, the Company repurchased 70,700 shares of common stock in the open market at an average cost of $18.51, or 81% of average book value. This repurchase amounted to 5% of the oustanding stock. During the year ended June 30, 1999, MCHI repurchased 292,550 shares of common stock in the open market at an average cost of $23.55, or approximately 106% of average book value. This repurchase amounted to 17.2% of the outstanding stock. During the year ended June 30, 1998, the Company repurchased 96,979 shares of common stock in the open market at an average cost of $27.91, or approximately
126.4% of average book value. This repurchase amounted to 5.5% of the outstanding stock. These open-market purchases are intended to enhance the book value per share and enhance potential for growth in earnings per share. During the past five years, the Company has reduced its capital ratio from 24.24% at June 30, 1995, to 15.98% at June 30, 2000. At the same time, the liquidity ratio has been reduced from 18.2% at June 30, 1995, to 8.5% at June 30, 2000. Although these repurchases have reduced the liquidity ratios, the Company still maintains an adequate level of liquid assets averaging 8.6% over the past three years in view of current OTS requirements of 5%. By completing these repurchase programs, the Company has been able to reduce its excess liquidity position and also its excess capital position to become better leveraged. Prior to each repurchase program that is initiated by the Board of Directors, a thorough evaluation analysis is performed to determine that the cash repuchase program would not adversely affect the liquidity demands that may arise in the normal operation of the Company.

     The Bank has entered into agreements with certain officers and directors which provide that, upon their death, their beneficiaries will be entitled to receive certain benefits. These benefits are to be funded primarily by the proceeds of insurance policies owned by the Bank on the lives of the officers and directors. If the insurance companies issuing the policies are not able to perform under the contracts at the dates of death of the officers or directors, there would be an adverse effect on the Company's operating results, financial condition and liquidity. Under currently effective capital regulations, savings associations currently must meet a 4.0% core capital requirement and a total risk-based capital to risk-weighted assets ratio of 8.0%. At June 30, 2000, the Bank's core capital ratio was 14.2% and its total risk-based capital to risk-weighted assets ratio was 20.4%. Therefore, the Bank's capital significantly exceeds all of the capital requirements currently in effect.

Impact of Inflation

     The audited consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

     The primary assets and liabilities of savings institutions such as the Bank are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturity structures of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

     The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of other expense. Such expense items as employee compensation, employee benefits, and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans made by the Bank.

New Accounting Pronouncements

     Accounting for Derivative Instruments and Hedging Activities. Statement of Financial Accounting Standards ("SFAS") No. 133 requires companies to record derivatives on the balance sheet at their fair value. SFAS No. 133 also acknowledges that the method of recording a gain or loss depends on the use of the derivative. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

        o For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

        o For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

        o For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside earnings) as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security. Similarly, the accounting for a
                cash  flow  hedge   described  above  applies  to  a  derivative
                designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction.

        o For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

     The new Statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing the effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge.

     SFAS No. 133 amends SFAS No. 52 and supercedes SFAS Nos. 80, 105, and 119. SFAS No. 107 is amended to include the disclosure provisions about the concentrations of credit risk from SFAS No. 105. Several Emerging Issues Task Force consensuses are also changed or nullified by the provisions of SFAS No. 133.

     SFAS No. 133 was to be effective for all fiscal years beginning after June 15, 1999. The implementation date was deferred, and SFAS No. 133 will now be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Asset/Liability Management

     The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits with short- and medium-term maturities, mature or reprice at different rates than its interest-earning assets. Although having liabilities that mature or reprice less frequently on average than assets will be beneficial in times of rising interest rates, such an asset/liability structure will result in lower net income during periods of declining interest rates, unless offset by other factors.

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

     The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest related is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. As the Bank does not meet either of these requirements, it is not required to file Schedule CMR, although it does so voluntarily. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk-based capital requirement if their interest rate exposure is greater than "normal." The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

     Presented below, as of June 30, 2000 and 1999, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At June 30, 2000 and 1999, 2% of the present value of the Bank's assets were approximately $3.9 million and $3.9 million. Because the interest rate risk of a 200 basis point decrease in market rates (which was greater than the interest rate risk of a 200 basis point increase) was $1.2 million at June 30, 2000 and $1.8 million at June 30, 1999, the Bank would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS's reporting requirements under this methodology.

                     Interest Rate Risk As of June 30, 2000

                                    Change Net Portfolio Value NPV as % of Present Value of Assets
In Rates          $ Amount         $ Change            % Change           NPV Ratio                 Change
--------          --------         --------            --------           ---------                 ------
                                     (Dollars in thousands)
+ 300 bp *        $30,465          $(1,736)               (5)%              16.33%                   (27) bp
+ 200 bp           31,504             (697)               (2)               16.63                      3  bp
+ 100 bp           32,134              (67)                0                16.74                     14  bp
    0 bp           32,201                                                   16.60
- 100 bp           31,771             (429)               (1)               16.24                    (36) bp
- 200 bp           30,993           (1,207)               (4)               15.73                    (86) bp
- 300 bp           30,499           (1,702)               (5)               15.35                   (125) bp

                    Interest Rate Risk As of June 30, 1999

                                    Change Net Portfolio Value NPV as % of Present Value of Assets
In Rates          $ Amount         $ Change            % Change           NPV Ratio                 Change
--------          --------         --------            --------           ---------                 ------
                                     (Dollars in thousands)
+ 300 bp *        $32,838            $(978)               (3)%              17.33%                     0  bp
+ 200 bp           33,941              125                 0                17.67                     34  bp
+ 100 bp           34,304              487                 1                17.68                     35  bp
    0 bp           33,816                                                   17.33
- 100 bp           32,838             (978)               (3)               16.76                    (56) bp
- 200 bp           32,053           (1,763)               (5)               16.28                   (105) bp
- 300 bp           31,762           (2,054)               (6)               16.01                   (132) bp

*  Basis points.

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Most of the Bank's adjustable-rate loans have interest rate minimums of at least 6.25% for residential loans and 8.25% for commercial real estate loans. Currently, originations of residential adjustable-rate mortgages have interest rate minimums of at least 7.5%. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase although the Bank does underwrite these mortgages at approximately 2.5% above the origination rate. The Company considers all of these factors in monitoring its exposure to interest rate risk.

Item 8.  Financial Statements and Supplementary Data.


                 Marion Capital Holdings, Inc. and Subsidiaries
                        Consolidated Financial Statements
                             June 30, 2000 and 1999





                          Independent Auditor's Report

Board of Directors
Marion Capital Holdings, Inc.
Marion, Indiana

We have audited the accompanying consolidated statement of financial condition of Marion Capital Holdings, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Marion Capital Holdings, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.



/s/ Olive LLP
Indianapolis, Indiana
July 21, 2000

                 Marion Capital Holdings, Inc. and Subsidiaries
                  Consolidated Statement of Financial Condition

June 30                                                               2000               1999
--------------------------------------------------------------------------------------------------
Assets
   Cash                                                           $  3,064,789       $  2,225,804
   Short-term interest-bearing deposits                              3,480,337          6,626,884
                                                             -------------------------------------
        Total cash and cash equivalents                              6,545,126          8,852,688
   Investment securities available for sale                          2,975,750          3,020,000
   Loans held for sale                                                 326,901
   Loans, net of allowance for loan losses
        of $2,282,634 and $2,271,701                               164,977,577        165,797,406
   Premises and equipment                                            1,694,771          2,008,157
   Federal Home Loan Bank of Indianapolis stock, at cost             1,654,900          1,163,600
   Cash value of life insurance                                     11,422,443          5,887,166
   Investment in limited partnerships                                3,941,675          4,712,675
   Other assets                                                      5,654,682          5,332,896
                                                             -------------------------------------
        Total assets                                              $198,866,924       $197,101,489
                                                             -------------------------------------

Liabilities
   Deposits                                                       $130,683,323       $142,087,269
   Borrowings                                                       31,834,055         18,774,076
   Other liabilities                                                 4,564,348          4,496,577
                                                             -------------------------------------
        Total liabilities                                          167,081,726        165,357,922
                                                             -------------------------------------

Commitments and Contingent Liabilities

Shareholders' Equity
   Preferred stock
     Authorized and unissued--2,000,000 shares
   Common stock, without par value
     Authorized--5,000,000 shares
     Issued and outstanding--1,364,695 and 1,424,550 shares          8,107,140          8,001,048
   Retained earnings                                                23,673,789         23,728,895
   Accumulated other comprehensive income                                4,269             13,624
                                                             -------------------------------------
         Total shareholders' equity                                 31,785,198         31,743,567
                                                             -------------------------------------
         Total liabilities and shareholders' equity               $198,866,924       $197,101,489
                                                             =====================================

See notes to consolidated financial statements.

                 Marion Capital Holdings, Inc. and Subsidiaries
                        Consolidated Statement of Income


Year Ended June 30                                                     2000              1999              1998
--------------------------------------------------------------------------------------------------------------------
Interest Income
   Loans                                                             $14,160,539      $14,447,985       $13,627,462
   Investment securities                                                 188,572          230,054           332,864
   Deposits with financial institutions                                  234,605          211,059           286,565
   Dividend income                                                       111,723           91,407            86,124
                                                                   --------------------------------------------------
         Total interest income                                        14,695,439       14,980,505        14,333,015
                                                                   --------------------------------------------------

Interest Expense

   Deposits                                                            6,316,023        6,736,962         6,440,939
   Borrowings                                                          1,456,808          918,674           651,859
                                                                   --------------------------------------------------
         Total interest expense                                        7,772,831        7,655,636         7,092,798
                                                                   --------------------------------------------------

Net Interest Income                                                    6,922,608        7,324,869         7,240,217
Provision for loan losses                                                494,528          227,184            59,223
                                                                   --------------------------------------------------

Net Interest Income After Provision for Loan Losses                    6,428,080        7,097,685         7,180,994
                                                                   --------------------------------------------------

Other Income
   Net loan servicing fees                                                80,096           81,732            78,063
   Annuity and other commissions                                         193,625          150,272           141,717
   Losses from limited partnerships                                     (771,000)        (170,500)         (200,100)
   Service charges on deposit accounts                                   348,560          283,241           132,656
   Net gains on loan sales                                                26,615           83,855            22,962
   Gain on sale of branch office                                         231,626
   Life insurance income and death benefits                            1,005,079          271,500           175,043
   Other income                                                           97,831           88,677            53,268
                                                                   --------------------------------------------------
        Total other income                                             1,212,432          788,777           403,609
                                                                   --------------------------------------------------

Other Expenses
   Salaries and employee benefits                                      2,782,613        2,686,330         2,555,869
   Net occupancy expenses                                                254,602          269,719           246,544
   Equipment expenses                                                    140,272          133,697            98,923
   Deposit insurance expense                                             102,513          131,746           128,868
   Foreclosed real estate expenses and losses (gains), net                96,096           (3,582)          190,199
   Data processing expense                                               316,345          313,528           226,936
   Advertising                                                            70,457          112,760           156,208
   Merger expenses                                                       120,453
   Other expenses                                                      1,001,526          935,603           797,968
                                                                   --------------------------------------------------
        Total other expenses                                           4,884,877        4,579,801         4,401,515
                                                                   --------------------------------------------------

Income Before Income Tax                                               2,755,635        3,306,661         3,183,088
   Income tax expense                                                    291,028        1,182,235           858,755
                                                                   --------------------------------------------------

Net Income                                                          $  2,464,607     $  2,124,426       $ 2,324,333
                                                                   ==================================================
Basic Earnings Per Share                                                   $1.79            $1.38             $1.32
                                                                   ==================================================
Diluted Earnings Per Share                                                 $1.78            $1.36             $1.29
                                                                   ==================================================


See notes to consolidated financial statements.

                 Marion Capital Holdings, Inc. and Subsidiaries
                 Consolidated Statement of Shareholders' Equity


                                                                                                        Accumulated Other
                                            Common Stock       Comprehensive    Retained     Unearned     Comprehensive
                                       Shares        Amount       Income        Earnings   Compensation   Income (Loss)    Total
                                       ------        ------       ------        --------   ------------   -------------    -----

Balances, July 1, 1997               1,768,099    $10,126,365                $29,074,055   $(132,640)      $(1,961)     $39,065,819
   Comprehensive income, net of tax
     Net income                                                  $2,324,333    2,324,333                                  2,324,333
     Unrealized gains on securities                                  32,293                                 32,293           32,293
                                                                 ----------
                                                                 $2,356,626
                                                                 ==========
   Cash dividends ($.88 per share)                                            (1,557,284)                                (1,557,284)
   Repurchase of common stock          (96,979)    (2,706,834)                                                           (2,706,834)
   Exercise of stock options            28,187        176,126                                                               176,126
   Amortization of unearned
     compensation expense                                                                    132,640                        132,640
   Tax benefit of stock
     options exercised and RRP                        189,534                                                               189,534
                                    -------------------------                 ------------------------------------------------------

Balances, June 30, 1998              1,699,307      7,785,191                 29,841,104           0        30,332       37,656,627
   Comprehensive income, net of tax
     Net income                                                  $2,124,426    2,124,426                                  2,124,426
     Unrealized losses on securities                                (16,708)                               (16,708)         (16,708)
                                                                 ----------
                                                                 $2,107,718
                                                                 ==========

   Cash dividends ($.88 per share)                                            (1,345,651)                                (1,345,651)
   Repurchase of common stock         (292,550)                               (6,890,984)                                (6,890,984)
   Exercise of stock options            17,793        108,875                                                               108,875
   Tax benefit of stock options
     exercised and RRP                                106,982                                                               106,982
                                    -------------------------                 ------------------------------------------------------

Balances, June 30, 1999              1,424,550      8,001,048                 23,728,895           0        13,624       31,743,567
   Comprehensive income, net of tax
     Net income                                                  $2,464,607    2,464,607                                  2,464,607
     Unrealized losses on securities                                 (9,355)                                (9,355)          (9,355)
                                                                 ----------
                                                                 $2,455,252
                                                                 ==========

   Cash dividends ($.88 per share)                                            (1,211,300)                                (1,211,300)
   Repurchase of common stock          (70,700)                               (1,308,413)                                (1,308,413)
   Exercise of stock options            10,845         85,741                                                                85,741
   Tax benefit of stock options
      exercised and RRP                                20,351                                                                20,351
                                    -------------------------                -------------------------------------------------------
Balances, June 30, 2000              1,364,695   $  8,107,140                $23,673,789  $        0        $4,269      $31,785,198
                                    =========================                =======================================================



See notes to consolidated financial statements.

                 Marion Capital Holdings, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows


Year Ended June 30                                                      2000               1999             1998
---------------------------------------------------------------------------------------------------------------------
Operating Activities
  Net income                                                          $2,464,607       $2,124,426        $2,324,333
  Adjustments to reconcile net income to
      net cash provided by operating activities
   Provision for loan losses                                             494,528          227,184            59,223
   Provision (adjustment) for losses of foreclosed real estate            26,229                            (27,325)
   Losses from limited partnerships                                      771,000          170,500           200,100
   Amortization of net loan origination fees                            (193,961)        (232,036)         (194,372)
   Depreciation and amortization                                         192,228          183,292           133,743
   Amortization of unearned compensation                                                                    132,640
   Amortization of core deposits and goodwill                             96,791          104,006            63,124
   Gain on sale of branch office                                        (231,626)
   Loans sold gains                                                      (26,615)         (83,855)          (22,962)
   Deferred income tax                                                  (450,864)         235,357           (55,341)
   Origination of loans for sale                                      (1,225,920)      (8,402,745)       (5,749,103)
   Proceeds from sale of loans                                         1,579,436        8,953,153         4,871,794
   Changes in
     Interest receivable                                                 (41,409)          77,633          (258,702)
     Interest payable and other liabilities                              117,841          (64,569)          314,647
     Cash value of life insurance                                     (1,005,079)        (271,500)         (175,043)
     Prepaid expense and other assets                                    150,135           53,363          (146,037)
     Other                                                               (72,280)          (4,669)          (34,643)
                                                                     ------------------------------------------------
        Net cash provided by operating activities                      2,645,041        3,069,540         1,436,076
                                                                     ------------------------------------------------

Investing Activities
   Purchase of securities available for sale                          (1,927,862)
   Proceeds from maturities of securities available for sale           2,000,000
   Proceeds from maturities of securities held to maturity                              2,002,770         2,843,964
   Net changes in loans                                                  261,426       (2,164,099)      (15,375,499)
   Proceeds from real estate owned sales                                 193,679
   Purchase of FHLB stock                                               (491,300)         (29,200)          (87,100)
   Purchase of premises and equipment                                    (38,855)        (267,477)         (419,583)
   Proceeds from life insurance                                        1,419,803                            553,793
   Premiums paid on life insurance                                    (5,950,000)
   Investment in insurance company                                                                         (650,000)
   Cash received in branch acquisition                                                                   11,873,327
   Net cash disbursed in sale of branch office                        (8,593,288)
                                                                     ------------------------------------------------
   Net cash used by investing activities                             (13,126,397)        (458,006)       (1,261,098)
                                                                     ------------------------------------------------

Financing Activities
   Net change in
      Demand and savings deposits                                      5,169,311       (2,183,283)        1,325,530
      Certificates of deposit                                         (7,641,875)       9,855,083        (1,545,351)
   Proceeds from Federal Home Loan Bank advances                      20,200,000        4,266,580        10,656,000
   Repayment of borrowings                                            (7,140,021)      (2,811,212)       (5,200,674)
   Dividends paid                                                     (1,211,300)      (1,345,651)       (1,557,284)
   Exercise of stock options                                             106,092          215,857           365,660
   Repurchase of common stock                                         (1,308,413)      (6,890,984)       (2,706,834)
                                                                     ------------------------------------------------
        Net cash provided by financing activities                      8,173,794        1,106,390         1,337,047
                                                                     ------------------------------------------------

Net Change in Cash and Cash Equivalents                               (2,307,562)       3,717,924         1,512,025

Cash and Cash Equivalents, Beginning of Year                           8,852,688        5,134,764         3,622,739
                                                                     ------------------------------------------------

Cash and Cash Equivalents, End of Year                                $6,545,126       $8,852,688        $5,134,764
                                                                     ================================================

Additional Cash Flows and Supplementary Information
   Interest paid                                                      $7,722,033       $7,338,583        $7,034,447
   Income tax paid                                                       679,000          845,000           856,139
   Loan balances transferred to foreclosed real estate                   349,968                          1,137,759
   Loans to finance the sale of foreclosed real estate                    99,500                          1,171,881
   Loan payable to limited partnership                                                                    3,634,406




See notes to consolidated financial statements.

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 1--     Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of Marion Capital Holdings, Inc. (Company) and its wholly owned subsidiary, First Federal Savings Bank of Marion (Bank) and the Bank's wholly owned subsidiary, First Marion Service Corporation (FMSC), conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a thrift holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a federal thrift charter and provides full banking services. As a federally chartered thrift, the Bank is subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

The Bank generates residential and commercial mortgage and consumer loans and receives deposits from customers located primarily in central Indiana. The Bank's loans are generally secured by specific items of collateral including real property and consumer assets. FMSC is engaged in the selling of financial services.

Consolidation--The consolidated financial statements include the accounts of the Company, the Bank and the Bank's subsidiary after elimination of all material intercompany transactions and accounts.

Investment Securities--Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income.

Amortization of premiums and accretion of discounts are recorded using the interest method as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Loans held for sale are carried at the lower of aggregate cost or market. Market is determined using the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income based on the difference between estimated sales proceeds and aggregate cost.

Loans are carried at the principal amount outstanding. A loan is impaired when, based on current information or events, it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. All loans, including nonperforming loans, are reviewed for impairment. Loans whose payments have insignificant delays not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially delinquent loans may be considered to be impaired. The Bank considers its investment in one-to-four family residential loans and consumer loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Collateralized and noncollateralized consumer loans after 180 and 120 days of delinquency, respectively, are charged off. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. A loan is transferred to nonaccrual status after 90 days of delinquency. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual lives of the loans. When a loan is paid off or sold, any unamortized loan origination fee balance is credited to income.

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs. When foreclosed real estate is acquired, any required adjustment is charged to the allowance for real estate losses. All subsequent activity is included in current operations. Realized gains and losses are recorded upon the sale of real estate, with gains deferred and recognized on the installment method for sales not qualifying for the full accrual method.

Allowances for loan and real estate losses are maintained to absorb potential loan and real estate losses based on management's continuing review and evaluation of the loan and real estate portfolios and its judgment as to the impact of economic conditions on the portfolios. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolios, the current condition and amount of loans and foreclosed real estate outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

The determination of the adequacy of the allowance for loan losses and the valuation of real estate is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of June 30, 2000, the allowance for loan losses and carrying value of foreclosed real estate are adequate based on information currently available. A worsening or protracted economic decline in the area within which the Bank operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

Intangible assets are being amortized on an accelerated basis over fifteen years. Such assets are periodically evaluated as to the recoverability of their carrying value.

Mortgage servicing rights on originated loans are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues.

Investments in limited partnerships are recorded using the equity method of accounting. Losses due to impairment are recorded when it is determined that the investment no longer has the ability to recover its carrying amount. The benefits of low income housing tax credits associated with the investment are accrued when earned.

Stock options are granted for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for and will continue to account for stock option grants in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. Business tax credits are deducted from federal income tax in the year the credits are used to reduce income taxes payable. The Company files consolidated income tax returns with its subsidiaries.

Earnings per share have been computed based upon the weighted average common and potential common shares outstanding during each year.

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 2 --       Merger Information

In June 2000, the Company entered into a definitive agreement (agreement) to merge with MutualFirst Financial, Inc. (Mutual), Muncie, Indiana. Under the agreement, shareholders of the Company would receive 1.862 shares of Mutual common stock for each share of Company common stock owned. The merger will be accounted for using the purchase method of accounting. The merger is subject to approval by the Company shareholders and regulatory agencies and is expected to be consummated before the end of the calendar year 2000.

The Company agreed to pay a transaction fee to an investment banking firm of 1.00% of the total fair market value of any securities issued and any non-cash and cash consideration received as of closing of the merger. The Company paid $25,000 of the transaction fee during the year ended June 30, 2000. An additional $25,000 is due upon mailing of proxy material to shareholders with the balance due at closing. In addition, the Company agreed to pay $35,000 to a separate investment banking firm for a fairness opinion (opinion). The Company has paid $26,250 of the fee during the year ended June 30, 2000, with the balance due upon delivery of the opinion. Both of the fees paid during the year ended June 30, 2000 are included in merger expenses and charged against net income for the year ended June 30, 2000.

Note 3 --       Investment Securities

                                                           2000
                                ------------------------------------------------------------
                                                  Gross             Gross
                               Amortized       Unrealized        Unrealized          Fair
June 30                          Cost             Gains            Losses            Value
--------------------------------------------------------------------------------------------
Available for sale
   Federal agencies             $2,969             $19               $12              $2,976
                                ------------------------------------------------------------
    Total investment securities $2,969             $19               $12              $2,976
                                ============================================================

                                                           1999
                                ------------------------------------------------------------
                                                  Gross             Gross
                               Amortized       Unrealized        Unrealized          Fair
June 30                          Cost             Gains            Losses            Value
--------------------------------------------------------------------------------------------
Available for sale
   Federal agencies             $2,997             $23                                $3,020
                                ------------------------------------------------------------
    Total investment securities $2,997             $23                $0              $3,020
                                ============================================================

The amortized cost and fair value of securities available for sale at June 30, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          2000
                                             ------------------------------
                                                   Available for sale
                                             Amortized                Fair
Maturity Distribution at June 30               Cost                   Value
-----------------------------------------------------------------------------
Within one year                                $1,973                $1,988
One to five years                                 996                   988
                                              ------------------------------
       Totals                                  $2,969                $2,976
                                              ==============================

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 4 --       Loans and Allowance

June 30                                             2000                 1999
--------------------------------------------------------------------------------
Real estate mortgage loans
   One-to-four family                            $ 108,668            $ 105,177
   Multi-family                                      8,549                9,295
   Commercial real estate                           31,231               32,918
Real estate construction loans                       5,297                6,332
Commercial                                          10,640               10,914
Consumer loans                                       5,722                6,899
                                                --------------------------------
                                                   170,107              171,535

Undisbursed portion of loans                        (2,611)              (3,196)
Deferred loan fees                                    (235)                (270)
Allowance for loan losses                           (2,283)              (2,272)
                                                --------------------------------
         Total loans, net of allowance           $ 164,978            $ 165,797
                                                ================================


Information on impaired loans is summarized below.


June 30                                                                                    2000             1999
------------------------------------------------------------------------------------------------------------------------
Impaired loans with an allowance                                                           $2,055            $1,585
Impaired
loans for which the discounted cash flows
   or collateral value exceeds the carrying value of the loan                                  95               615
                                                                                        ----------------------------
         Total impaired loans                                                              $2,150            $2,200
                                                                                        ============================
Allowance for impaired loans (included in the
   Company's allowance for loan losses)                                                      $721              $409



Year Ended June 30                                                                         2000             1999
------------------------------------------------------------------------------------------------------------------------
Average balance of impaired loans                                                          $2,196            $1,622
Interest income recognized on impaired loans                                                   66                77
Cash-basis interest included above                                                             66                77


                                                                         2000              1999             1998
------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses
   Balances, July 1                                                       $2,272           $2,087            $2,032
   Provision for losses                                                      495              227                59
   Recoveries on loans                                                        42                                 18
   Loans charged off                                                        (526)             (42)              (22)
                                                                       ------------------------------------------------
   Balances, June 30                                                      $2,283           $2,272            $2,087
                                                                       ================================================

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 5  --      Premises and Equipment

June 30                                               2000               1999
--------------------------------------------------------------------------------
Land                                                $   627            $   654
Buildings and land improvements                       1,493              1,719
Leasehold improvements                                  192                192
Furniture and equipment                                 692                714
                                                 -------------------------------
       Total cost                                     3,004              3,279
Accumulated depreciation and amortization            (1,309)            (1,271)
                                                 -------------------------------
       Net                                          $ 1,695            $ 2,008
                                                 ===============================


Note 6 --       Other Assets and Other Liabilities

June 30                                                  2000         1999
Other assets
   Interest receivable
      Investment securities                            $   31       $   46
      Loans                                               985          928
   Foreclosed assets                                       70
   Deferred income tax asset                            3,053        2,597
   Investment in insurance company                        650          650
   Core deposit intangibles and goodwill                  602          698
   Prepaid expenses and other                             264          414
                                                 -------------------------------
         Total                                         $5,655       $5,333
                                                 ===============================
Other liabilities
   Interest payable
      Deposits $                                          119       $  103
      Other borrowings                                     73           38
   Deferred compensation and fees payable               2,681        2,631
   Deferred gain on sale of real estate owned             324          326
   Advances by borrowers for taxes and insurance          187          202
   Other                                                1,180        1,197
                                                 -------------------------------
         Total                                         $4,564       $4,497
                                                 ===============================

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 7 --       Investment in Limited Partnerships

The Bank has an investment of approximately $3,942,000 and $4,713,000 at June 30, 2000 and 1999 representing equity in certain limited partnerships organized to build, own and operate apartment complexes. The Bank records its equity in the net income or loss of the partnerships based on the Bank's interest in the partnerships, which interests are 99 percent in Pedcor Investments-1987-II (Pedcor-87) and 99 percent in Pedcor Investments-1997-XXIX (Pedcor-97), and impairment losses. In addition to recording its equity in the losses of the partnerships, the Bank has recorded the benefit of low income housing tax credits of $455,000 for 2000, $11,000 for 1999 and $338,000 for 1998. Condensed
combined financial statements of the partnerships are as follows:

June 30                                               2000         1999
--------------------------------------------------------------------------------
                                                          (Unaudited)
Condensed statement of financial condition
   Assets
     Cash                                             $   68       $  167
     Land and property                                 8,002        8,173
     Other assets                                        353          393
                                                   -------------------------
        Total assets                                  $8,423       $8,733
                                                   =========================
   Liabilities

     Notes payable                                    $7,313       $7,292
     Other liabilities                                   306          450
                                                   -------------------------
        Total liabilities                              7,619        7,742
     Partners' equity                                    804          991
                                                   -------------------------
         Total liabilities and partners' equity       $8,423       $8,733
                                                   =========================

Year Ended June 30                        2000           1999           1998
--------------------------------------------------------------------------------
                                                      (Unaudited)
Condensed statement of operations
   Total revenue                        $   941        $   704        $   699
   Total expense                          1,408            854            926
                                        ----------------------------------------
         Net loss                       $  (467)       $  (150)       $  (227)
                                        ========================================

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 8 --       Deposits

June 30                                           2000                1999
--------------------------------------------------------------------------------
Demand                                          $ 25,232            $ 26,825
Savings                                           12,622              14,791
Certificates and other time deposits
        of $100,000 or more                       14,438              14,561
Other certificates and time deposits              78,391              85,910
                                                --------------------------------
         Total deposits                         $130,683            $142,087
                                                ================================


Certificates and other time deposits maturing in years ending June 30:

2001                                           $39,689
2002                                            16,938
2003                                             9,343
2004                                             6,985
2005                                            19,869
Thereafter                                           5
                                             ---------
                                               $92,829
                                             =========

Deposits from related parties held by the Bank totaled $927,000 and $2,134,000 at June 30, 2000 and 1999.

During the year ended June 30, 2000, the Company sold its Decatur office, including deposits of $8,931,000.

Note 9  --      Borrowings

June 30                                                2000          1999
--------------------------------------------------------------------------------
Federal Home Loan Bank (FHLB) advances               $29,008       $15,534
Note payable to Pedcor-97, due in installments
        to August 2008                                 2,826         3,240
                                                   ---------------------------
                                                     $31,834       $18,774
                                                   ===========================

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

                                                               2000
                                                     --------------------------
                                                                    Weighted-
                                                                     Average
June 30                                                 Amount         Rate
--------------------------------------------------------------------------------
FHLB advances Maturities in years ending June 30:
2001                                                   $15,855         6.64%
2002                                                     3,790         6.28
2003                                                     3,302         6.22
2004                                                     3,320         5.73
2005                                                       332         6.31
Thereafter                                               2,409         6.44
                                                     -----------
                                                       $29,008         6.42%
                                                     ===========

The FHLB advances are secured by first-mortgage loans and investment securities totaling $99,795,000 and $99,505,000 at June 30, 2000 and 1999. Advances are
subject to restrictions or penalties in the event of prepayment.

The notes payable to Pedcor dated August 1, 1997 in the original amount of $3,635,000 bear no interest so long as there exists no event of default. In the instances where an event of default has occurred, interest shall be calculated at a rate equal to the lesser of 9% per annum or the highest amount permitted by applicable law.

Maturities in years ending June 30:
--------------------------------------------------------------------------------
2001                                                                  $  388
2002                                                                     382
2003                                                                     376
2004                                                                     374
2005                                                                     366
Thereafter                                                               940
                                                                    ---------
                                                                      $2,826
                                                                    =========

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 10 --      Loan Servicing

Loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of loans serviced for others totaled $33,534,000, $38,329,000 and $32,484,000 at June 30, 2000, 1999 and
1998.

The fair value of capitalized mortgage servicing rights is based on comparable market values and expected cash flows, with impairment assessed based on portfolio characteristics including product type, investor type, and interest rates.

                                             2000          1999           1998
--------------------------------------------------------------------------------
Mortgage servicing rights
    Balances, July 1                         $127         $  58            $43
    Servicing rights capitalized               26            83             24
    Amortization of servicing rights          (24)          (14)            (9)
                                            ------------------------------------
    Balances, June 30                        $129          $127            $58
                                            ====================================


Note 11 --      Income Tax

Year Ended June 30                         2000           1999           1998
--------------------------------------------------------------------------------
Currently payable
    Federal                               $ 569        $   654        $   645
    State                                   173            293            269
Deferred
    Federal                                (429)           254            (51)
    State                                   (22)           (19)            (4)
                                         ---------------------------------------
         Total income tax expense         $ 291        $ 1,182        $   859
                                         =======================================



Year Ended June 30                                                            2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------
Reconciliation of federal statutory to actual tax expense
    Federal statutory income tax at 34%                                       $937           $1,124            $1,082
    Increase in cash value of life insurance and death benefits               (342)             (92)              (60)
    Effect of state income taxes                                               100              181               175
    Business income tax credits                                               (455)             (11)             (338)
    Other                                                                       51              (20)
                                                                           --------------------------------------------
             Actual tax expense                                               $291           $1,182            $  859
                                                                           ============================================

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

June 30                                             2000                1999
--------------------------------------------------------------------------------
Assets
   Allowance for loan losses                      $ 1,105             $ 1,087
   Deferred compensation                            1,139               1,116
   Loan fees                                           15                  28
   Pensions and employee benefits                     381                 336
   Business income tax credits                        601                 257
   Loss on limited partnerships                       106                  74
   Other                                               50                  34
                                                 -------------------------------
         Total assets                               3,397               2,932
                                                 ===============================

Liabilities
   State income tax                                  (180)               (166)
   Securities available for sale                       (3)                 (9)
   Depreciation                                       (53)                (56)
   Mortgage servicing rights                          (55)                (52)
   FHLB stock dividends                               (49)                (49)
   Other                                               (4)                 (3)
                                                 -------------------------------
         Total liabilities                           (344)               (335)
                                                 -------------------------------
                                                  $ 3,053             $ 2,597
                                                 ===============================


No valuation allowance was considered necessary at June 30, 2000 and 1999.

At June 30, 2000, the Company had an unused business income tax credit carryforward of $601,000, which expires in 2014.

Retained earnings include approximately $8,300,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of June 30, 1988 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of "bank" status, would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. At June 30, 2000, the unrecorded deferred income tax liability on the above amount was approximately $3,300,000.

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 12 --      Other Comprehensive Income


                                                                                  2000
                                                      ----------------------------------------------------------
                                                         Before-Tax                Tax               Net-of-Tax
Year Ended June 30                                         Amount                Benefit               Amount
----------------------------------------------------------------------------------------------------------------
Unrealized losses on securities
     Unrealized holding losses arising during the year      $(16)                   $7                   $(9)
                                                      ==========================================================


                                                                                  1999
                                                      ----------------------------------------------------------
                                                         Before-Tax                Tax               Net-of-Tax
Year Ended June 30                                         Amount                Benefit               Amount
----------------------------------------------------------------------------------------------------------------
Unrealized losses on securities
     Unrealized holding losses arising during the year      $(26)                   $9                  $(17)
                                                      ==========================================================


                                                                                  1998
                                                      ----------------------------------------------------------
                                                         Before-Tax                Tax               Net-of-Tax
Year Ended June 30                                         Amount                Expense               Amount
----------------------------------------------------------------------------------------------------------------
Unrealized gains on securities
     Unrealized holding gains arising during the year        $76                  $(44)                  $32
                                                      ==========================================================


Note 13 --      Dividends and Capital Restrictions

Without prior approval, current regulations allow the Bank to pay dividends to the Company not exceeding retained net income for the applicable calendar year to date plus retained net income for the preceding two years. Application is required by the Bank to pay dividends in excess of this restriction, and as of June 30, 2000, the Bank has approval to pay dividends of $1,500,000.

At the time of the Bank's conversion to a stock savings bank, a liquidation account was established in an amount equal to the Bank's net worth as reflected in the latest statement of condition used in its final conversion offering circular. The liquidation account is maintained for the benefit of eligible deposit account holders who maintain their deposit accounts in the Bank after conversion. In the event of a complete liquidation, and only in such event, each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held, before any liquidation distribution may be made to shareholders. Except for the repurchase of stock and payment of dividends, the existence of the liquidation account will not restrict the use or application of net worth. The initial balance of the liquidation account was $24,100,000. At June 30, 2000, total shareholder's equity of the Bank was $27,976,000.

Note 14 --      Stock Transactions

The Company's Board of Directors has approved periodically the repurchase of up to 5 percent of the Company's outstanding shares of common stock. Such purchases are made subject to market conditions in open market or block transactions.

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 15 --      Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by ratios that are calculated according to the regulations. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At June 30, 2000 and 1999, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since June 30, 2000 that management believes have changed the Bank's classification.

The Bank's actual and required capital amounts and ratios are as follows:

                                                                     2000
                                  ----------------------------------------------------------------------------
                                                                   Required
                                                                 for Adequate                 To Be Well
                                         Actual                    Capital 1                 Capitalized 1
                                  ---------------------     ---------------------        ---------------------
June 30                            Amount        Ratio       Amount        Ratio          Amount        Ratio
--------------------------------------------------------------------------------------------------------------
Total risk-based capital 1
   (to risk-weighted assets)      $29,012         20.4%     $11,389         8.0%          $14,236       10.0%
Tier I capital 1
   (to risk-weighted assets)       27,227         19.1        5,694         4.0             8,542        6.0
Core capital 1
   (to adjusted total assets)      27,227         14.2        7,645         4.0             9,557        5.0
Core capital 1
   (to adjusted tangible assets)   27,227         14.2        3,823         2.0                          N/A
Tangible capital 1
   (to adjusted total assets)      27,227         14.2        2,867         1.5                          N/A


                                                                     1999
                                  ----------------------------------------------------------------------------
                                                                   Required
                                                                 for Adequate                 To Be Well
                                         Actual                    Capital 1                 Capitalized 1
                                  ---------------------     ---------------------        ---------------------
June 30                            Amount        Ratio       Amount        Ratio          Amount        Ratio
--------------------------------------------------------------------------------------------------------------
Total risk-based capital 1
   (to risk-weighted assets)      $28,755         22.6%     $10,169         8.0%          $12,711       10.0%
Tier I capital 1
   (to risk-weighted assets)       27,163         21.4        5,084         4.0             7,627        6.0
Core capital 1
   (to adjusted total assets)      27,163         14.4        7,557         4.0             9,447        5.0
Core capital 1
   (to adjusted tangible assets)   27,163         14.4        3,779         2.0                          N/A
Tangible capital 1
    (to adjusted total assets)     27,163         14.4        2,834         1.5                          N/A

1 As defined by regulatory agencies

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


Note 16 --      Employee Benefits

The Bank provides pension benefits for substantially all of the Bank's employees and is a participant in a pension fund known as the Pentegra Group. This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. A supplemental plan provides for additional benefits for certain employees. Pension expense was $38,000, $97,000 and $117,000 for 2000, 1999 and 1998.

The Bank contributes up to 3 percent of employees' salaries for those participating in a thrift plan. The Bank's contribution was $40,000, $40,000 and $33,000 for 2000, 1999 and 1998.

The Bank has purchased life insurance on certain officers and directors, which insurance had an approximate cash value of $11,422,000 and $5,887,000 at June 30, 2000 and 1999. The Bank has also approved arrangements that provide retirement and death benefits to those officers and directors covered by the keyman policies. The benefits to be paid will be funded primarily by the keyman policies and are being accrued over the period of active service to eligibility dates. The accrual of benefits totaled $464,000, $363,000 and $301,000 for 2000, 1999 and 1998.

The Bank's Board of Directors has established Recognition and Retention Plans and Trusts (RRP). The Bank contributed $1,349,340 to the RRPs for the purchase of 96,600 shares of Company common stock, and in March 1993, awards of grants for these shares were issued to various directors, officers and employees of the Bank. These awards, vested and earned by the recipient at a rate of 20 percent per year, were fully vested at June 30, 1998.

The Company sponsors a defined-benefit postretirement health plan that covers both salaried and nonsalaried employees. The following table sets forth the plan's funded status, and amounts recognized in the consolidated financial statements:

June 30                                                    2000           1999
--------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                     $203           $203
Service cost                                                  19             21
Interest cost                                                 13             13
Actuarial gain                                                (5)           (31)
Benefits paid                                                 (5)            (3)
                                                        ------------------------
Benefit obligation at end of year                            225            203
Unrecognized net actuarial gain                              102            107
                                                        ------------------------
   Accrued benefit cost                                     $327           $310
                                                        ========================

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Year Ended June 30                              2000        1999         1998
--------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                     $19         $21          $13
Interest cost                                     13          13           12
Recognized net actuarial gain                     (9)         (7)         (15)
                                                --------------------------------
   Net periodic benefit cost                     $23         $27          $10
                                                ================================

At June 30, 2000 and 1999, there were no plan assets.

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11 percent in 2000, gradually declining to 6 percent in the year 2012.

The  weighted   average   discount  rate  used  in  measuring  the   accumulated
postretirement benefit obligation was 8.0 percent in 2000.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                           1-Percentage       1-Percentage
                                                          Point Increase     Point Decrease
---------------------------------------------------------------------------------------------
Effect on total of service and interest cost components       $  6               $  5
Effect on postretirement benefit obligation                     30                 25



Note 17 --      Stock Option Plan

Under the Company's stock option plan, the Company grants stock option awards to directors, selected executives and other key employees. Stock option awards vest and become fully exercisable at the end of six months of continued employment. The incentive stock option exercise price will not be less than the fair market value of the common stock (or 85 percent of the fair market value of common stock for non-qualified options) on the date of the grant of the option. The options granted to date were granted at the fair market value at the date of grant. The date on which the options are first exercisable is determined by the Board of Directors, and the terms of the stock options will not exceed ten years from the date of grant. The exercise price of each option was equal to the market price of the Company's stock on the date of grant; therefore, no compensation expense was recognized.

Marion Capital Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)

Although the Company has elected to follow APB No. 25, Statement of Financial Accounting Standards (SFAS) No. 123, Stock-Based Compensation, requires pro forma disclosures of net income and earnings per share as if the Company had accounted for its employee stock options under that Statement. No options were granted in 2000 or 1999. The fair value of each option grant was estimated on the grant date using an option-pricing model with the following assumptions:

June 30                                                                    1998
--------------------------------------------------------------------------------
Risk-free interest rates                                                   6.0%
Dividend yields                                                            3.3
Expected volatility factor of market price of common stock                11.0
Weighted-average expected life of the options                          7 years

Under SFAS No. 123, compensation cost is recognized in the amount of the estimated fair value of the options and amortized to expense over the options' vesting period. The pro forma effect on net income and earnings per share of this Statement are as follows:

                                                                        1998
--------------------------------------------------------------------------------
Net income                           As reported                        $2,324
                                     Pro forma                           2,300
Basic earnings per share             As reported                          1.32
                                     Pro forma                            1.31
Diluted earnings per share           As reported                          1.29
                                     Pro forma                            1.28

The following is a summary of the status of the Company's stock option plan and changes in that plan as of and for the years ended June 30, 2000, 1999 and 1998.


Year Ended June 30                              2000                       1999                      1998
----------------------------------------------------------------------------------------------------------------------
                                                      Weighted-                 Weighted-                 Weighted-
                                                       Average                   Average                   Average
     Options                             Shares    Exercise Price   Shares   Exercise Price   Shares   Exercise Price
----------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year            49,660     $16.54         73,848      $12.62         99,094      $12.09
Granted                                                                                        10,083       23.00
Exercised                                (13,776)     10.00        (24,188)      10.00        (35,329)      10.37
                                          ------                    ------                     ------
Outstanding, end of year                  35,884      19.05         49,660       16.54         73,848       12.62

Options exercisable at year end           35,884                    49,660                     73,848
                                          ======                    ======                     ======

Weighted-average fair value of options
   granted during the year                                                                                  $3.94

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

As of June 30, 2000, options outstanding totaling 6,635 have an exercise price of $10 and a weighted-average remaining contractual life of 2.7 years, options outstanding totaling 20,166 have an exercise price of $20.25 and a weighted-average remaining contractual life of 6.2 years and options outstanding totaling 9,083 have an exercise price of $23.00 and a weighted-average remaining contractual life of 7.1 years.

For the years ended June 30, 2000, 1999 and 1998, 2,931,  6,395 and 7,142 shares were tendered as partial payment for options exercised. At June 30, 2000, 18,050 shares were available for grant.

Note 18 --      Earnings Per Share

Earnings per share (EPS) were computed as follows:

Year Ended June 30                          2000                           1999                         1998
------------------------------------------------------------------------------------------------------------------------
                                          Weighted-   Per                Weighted-    Per             Weighted-    Per
                                          Average   Share                Average    Share             Average    Share
                                 Income    Shares   Amount      Income    Shares    Amount   Income    Shares    Amount
------------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share
   Income available to common
     shareholders                $2,465  1,379,068    $1.79      $2,124 1,539,569    $1.38   $2,324  1,760,166     $1.32
Effect of dilutive securities
   RRP program                                                                                           2,493
   Stock options                             6,666                         19,550                       39,200
                                ------------------              -----------------            ------------------
Diluted Earnings Per Share
   Income available to common
     shareholders and assumed
     conversions                 $2,465  1,385,734    $1.78      $2,124 1,559,119    $1.36   $2,324  1,801,859     $1.29
                                ==================              =================            -----------------


Options to purchase 29,249 and 9,083 shares of common stock outstanding at June 30, 2000 and 1999, respectively, were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Note 19  --     Commitments and Contingent Liabilities

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and letters of credit, which are not included in the accompanying consolidated financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated statement of financial condition.

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Financial instruments whose contract amount represents credit risk as of June 30 were as follows:

                                                         2000             1999
--------------------------------------------------------------------------------
   Mortgage loan commitments at variable rates          $1,602           $1,705
   Consumer and commercial loan commitments              6,776            5,360
   Standby letters of credit                             3,644            3,644

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include residential real estate, income-producing commercial properties, or other assets of the borrower. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of the customer to a third party.

A significant portion of the Bank's loan portfolio consists of commercial real estate loans, including loans secured by nursing homes. These commercial real estate loans, totaling $31,231,000 and $32,918,000 at June 30, 2000 and 1999,
have a significantly higher degree of credit risk than residential mortgage loans. Loan payments on the nursing home loans are often dependent on the operation of the collateral, and risks inherent in the nursing home industry include licensure and certification laws and changes affecting payments from third party payors.

The Company and subsidiaries are also subject to claims and lawsuits which arise primarily in the ordinary course of business. Based on information presently available, it is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Company.

Note 20 --      Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents--The fair value of cash and cash equivalents approximates carrying value.

Investment Securities--Fair values are based on quoted market prices.

Loans--The fair value for loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Interest    Receivable/Payable--The    fair    values   of   accrued    interest
receivable/payable approximates carrying values.

FHLB Stock--Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Deposits--Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

Federal Home Loan Bank Advances--The fair value of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt.

Note Payable--Limited Partnership--The fair value of the borrowing is estimated using a discounted cash flow calculation based on the prime interest rate.

Advances by Borrowers for Taxes and Insurance--The fair value approximates carrying value.

The estimated fair values of the Company's financial instruments are as follows:


                                                                     2000                          1999
                                                           ---------------------------------------------------------
                                                            Carrying          Fair        Carrying          Fair
                                                             Amount           Value        Amount           Value
--------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                                  $6,545         $6,545         $8,853          $8,853
   Securities available for sale                               2,976          2,976          3,020           3,020
   Loans, including loans held for sale, net                 164,978        164,318        166,124         168,503
   Interest receivable                                         1,016          1,016            974             974
   Stock in FHLB                                               1,655          1,655          1,164           1,164

Liabilities

   Deposits                                                  130,683        129,176        142,087         141,838
   Borrowings
     FHLB advances                                            29,008         28,405         15,534          15,364
     Note payable--limited partnership                         2,826          1,983          3,240           2,334
   Interest payable                                              192            192            141             141
   Advances by borrowers for taxes and insurance                 187            187            202             202

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 21--      Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

                             Condensed Balance Sheet

June 30                                                  2000          1999
--------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                            $   253       $   131
   Loans                                                  2,939         2,986
   Investment in subsidiary                              27,976        27,960
   Other assets                                             685           764
                                                       -----------------------
       Total assets                                     $31,853       $31,841
                                                       =======================
Liabilities                                             $    68       $    97

Shareholders' Equity                                     31,785        31,744
                                                       -----------------------
       Total liabilities and shareholders' equity       $31,853       $31,841
                                                       =======================


                          Condensed Statement of Income


Year Ended June 30                                                2000          1999           1998
------------------------------------------------------------------------------------------------------
Income
   Dividends from Bank                                           $ 2,400       $ 7,500        $ 4,000
   Other                                                             392           374            308
                                                                --------------------------------------
         Total income                                              2,792         7,874          4,308
Expenses                                                             249           119            118
                                                                --------------------------------------
Income before income tax and equity in
   undistributed income of subsidiary                              2,543         7,755          4,190
Income tax expense                                                   104           111             75
                                                                --------------------------------------
Income before equity in undistributed income of subsidiary         2,439         7,644          4,115
  Equity in undistributed (distribution in excess of)
     income of subsidiary                                             26        (5,520)        (1,791)
                                                                --------------------------------------
Net Income                                                       $ 2,465       $ 2,124        $ 2,324
                                                                ======================================

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

                        Condensed Statement of Cash Flows


Year Ended June 30                                                          2000              1999             1998
-----------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                               $2,465           $2,124            $2,324
Adjustments to reconcile net income to
     net cash provided by operating activities                                  23            5,459             1,688
                                                                        -----------------------------------------------
Net cash provided by operating activities                                    2,488            7,583             4,012
                                                                        -----------------------------------------------

Investing Activities

   Net change in loans                                                          47               45               469
   Investment in insurance company                                                                               (650)
                                                                        -----------------------------------------------
         Net cash provided (used) by investing activities                       47               45              (181)
                                                                        -----------------------------------------------
Financing Activities

Exercise of stock options                                                      106              216               366
Cash dividends                                                              (1,211)          (1,346)           (1,557)
Repurchase of common stock                                                  (1,308)          (6,891)           (2,707)
                                                                        -----------------------------------------------
         Net cash used by financing activities                              (2,413)          (8,021)           (3,898)
                                                                        -----------------------------------------------

Net Change in Cash and Cash Equivalents                                        122             (393)              (67)

Cash and Cash Equivalents at Beginning of Year                                 131              524               591
                                                                        -----------------------------------------------
Cash and Cash Equivalents at End of Year                                   $   253          $   131           $   524
                                                                        ===============================================

                 Marion Capital Holdings, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)

Note 22--      Quarterly Results (Unaudited)

                                                                                 Year Ended June 30, 2000
                                                                ----------------------------------------------------
                                                                     June         March      December     September
                                                                     2000         2000         1999         1999
-------------------------------------------------------------------------------------------------------------------
Interest income                                                     $3,718       $3,645       $3,633        $3,700
Interest expense                                                     2,022        1,965        1,870         1,916
                                                                ----------------------------------------------------
Net interest income                                                  1,696        1,680        1,763         1,784
Provision for losses on loans                                           37                       253           205
                                                                ----------------------------------------------------
Net interest income after provisions for losses on loans             1,659        1,680        1,510         1,579
Other income                                                            71          104          721           317
Other expenses                                                       1,205        1,171        1,371         1,138
                                                                ----------------------------------------------------
Income before income tax                                               525          613          860           758
Income tax expense (benefit)                                           126           72          (86)          179
                                                                ----------------------------------------------------
Net Income                                                          $  399       $  541       $  946        $  579
                                                                ====================================================
Basic earnings per share                                              $.29         $.40         $.69          $.41
Diluted earnings per share                                             .29          .40          .68           .40
Dividends per share                                                    .22          .22          .22           .22


                                                                                 Year Ended June 30, 1999
                                                                ----------------------------------------------------
                                                                     June         March      December     September
                                                                     1999         1999         1998         1998

Interest income                                                     $3,636       $3,747       $3,820        $3,778
Interest expense                                                     1,902        1,873        1,935         1,946
                                                                ----------------------------------------------------
Net interest income                                                  1,734        1,874        1,885         1,832
Provision for losses on loans                                          209            2            7             9
                                                                ----------------------------------------------------
Net interest income after provisions for losses on loans             1,525        1,872        1,878         1,823
Other income                                                           364          168          132           124
Other expenses                                                       1,177        1,187        1,078         1,137
                                                                ----------------------------------------------------
Income before income tax                                               712          853          932           810
Income tax expense                                                     214          329          347           293
                                                                ----------------------------------------------------
Net Income                                                          $  498       $  524       $  585        $  517
                                                                ====================================================
Basic earnings per share                                              $.34         $.35         $.37          $.32
Diluted earnings per share                                             .34          .35          .37           .31
Dividends per share                                                    .22          .22          .22           .22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Presented below is certain information concerning the directors of MCHI. No nominee for director is related to any other director or executive officer of MCHI by blood, marriage, or adoption, and there are no arrangements or understandings between any director and any other person pursuant to which such director was selected as a director. Information concerning MCHI's executive officers is included in Item 4.5 in Part I of this report.

         Steven L. Banks (age 50) has been President and Chief Executive Officer of MCHI and the Bank since April, 1999. Mr. Banks also became Vice Chairman of MCHI and the Bank in January, 1999. Theretofore he served as Executive Vice President of MCHI and the Bank since September 1, 1996. Theretofore he served as President and Chief Executive Officer of Fidelity Federal Savings Bank, Marion, Indiana since prior to 1991. He became a director of MCHI in 1996 and his term as such director expires in 2002.

         John M. Dalton (age 66) has served as Chairman of MCHI and the Bank since July, 1997. He retired as President and Chief Executive Officer of MCHI and the Bank in March, 1999 having served in those positions since February, 1996. Theretofore he served as Executive Vice President of the Bank since 1983 and of MCHI since 1992. He became a director of MCHI in 1992 and his term as such director expires in 2001.

         Jon R. Marler (age 50) has served as President of Carico Systems (distributor of heavy duty wire containers and material handling carts in Fort Wayne, Indiana) since April, 1999; theretofore he served as Senior Vice President of Ralph M. Williams and Associates (a real estate developer located in Marion, Indiana) since June 1982. He also has served as President of Empire Real Estate and Development, Inc. (a commercial real estate developer located in Marion, Indiana) since 1989. He became a director of MCHI in 1997 and his term as such director expires in 2000.

         Jerry D. McVicker (age 55) has served as Director of Operations for Marion Community Schools (education) since April, 1996. Theretofore he served as Assistant Principal of Marion High School since prior to 1991. He became a director of MCHI in 1996 and his term as such director expires in 2000.

         Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires that MCHI's officers and directors and persons who own more than 10% of MCHI's Common Stock file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish MCHI with copies of all Section 16(a) forms that they file.

         Based solely on its review of the copies of such forms received by it, and/or written representations from certain reporting persons that no Forms 5 were required for those persons, MCHI believes that during the fiscal year ended June 30, 2000, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners with respect to Section 16(a) of the 1934 Act were satisfied in a timely manner, provided that Cynthia Fortney, an officer of MCHI, filed a Form 3 reporting the ownership of no shares approximately nine months late and Gordon Coryea, a former director of MCHI, was approximately 2 weeks late in reporting his sale of 1,000 shares in July, 1999 and was approximately three weeks late in reporting his sale of 1,000 shares in October, 1999, and George Thomas, a director emeritus of the Bank, (1) filed approximately 10 1/2 months late a Form 4 reporting his sale of 2,000 shares of MCHI Common Stock on September 16, 1999, (2) filed approximately 9 1/2 months late a Form 4 reporting his sale of 2,000 shares of MCHI Common Stock on October 22, 1999, (3) filed approximately 7 1/2 months late a Form 4 reporting his sale of 2,000 shares of MCHI Common Stock on December 15, 1999, and (4) filed approximately 4 1/2 months late a Form 4 reporting his sale of 3,238 shares of MCHI Common Stock on March 21, 2000.

Item 11.  Executive Compensation.

         Remuneration of Named Executive Officers

         No cash compensation is paid directly by MCHI to any of its executive officers. Each of such officers is compensated by the Bank.

         The following table sets forth information as to annual, long-term and other compensation for services in all capacities to MCHI and its subsidiaries for the last three fiscal years of (i) the individuals who served as the chief executive officer of MCHI during the fiscal year ended June 30, 2000 and (ii) each other executive officer of MCHI serving as such during the 2000 fiscal year, who earned over $100,000 in salary and bonuses during that year (the "Named Executive Officers").

                           Summary Compensation Table

                                                                                Long Term Compensation
                                             Annual Compensation                        Awards
                                    ---------------------------------------     -------------------------
                                                               Other Annual     Restricted                  All Other
                            Fiscal                             Compensation     Stock                     Compensation
Name and Principal Position  Year    Salary ($)  Bonus ($)(1)     ($) (2)       Awards ($)    Options (#)      ($)
---------------------------  ----    ----------  ------------     -------       ----------    ----------- -------------
Steven L. Banks              2000      $198,900     $49,000        --              --               --         --
   President and Chief       1999      $155,125     $40,000        --              --               --         --
   Executive Officer and     1998      $136,500     $23,000        --              --               --         --
   Director
Larry G. Phillips            2000      $122,600     $26,000        --              --               --         --
   Senior Vice President,    1999      $117,350     $28,600        --              --               --         --
   Secretary and Treasurer   1998      $110,500     $18,000        --              --               --         --
Michael G. Fisher            2000      $ 97,500     $17,000        --              --               --         --
   Vice President of First   1999      $ 33,679     $ 3,500        --              --               --         --
   Federal Savings Bank      1998      $      0     $     0        --              --               --         --
   of Marion


(1) The bonus amounts were paid under the Bank's bonus plan. During the year ended June 30, 1999, amounts were paid in December, 1998 and June, 1999 as the Bank switched from performing annual reviews and bonus payments on a calendar year basis to a fiscal year basis.

(2) The Named Executive Officers of MCHI receive certain perquisites, but the incremental cost of providing such perquisites does not exeed the lesser of $50,000 or 10% of the officer's salary and bonus.

         Stock Options

         The following table includes the number of shares covered by exercisable and unexercisable stock options held by the Named Executive Officers as of June 30, 2000. Also reported are the values for "in-the-money" options (options whose exercise price is lower than the market value of the shares at fiscal year end) which represent the spread between the exercise price of any such existing stock options and the fiscal year-end market price of the stock. There were no stock options granted to the Named Executive Officers during fiscal 2000. The Named Executive Officers did not exercise any stock options during the last fiscal year.

       Outstanding Stock Option Grants and Values Realized as of 6/30/2000


                                            Number of                          Value of Unexercised
                                     Securities Underlying                        In-the-Money
                                     Unexercised Options                            Options at
                                    at Fiscal Year End (#)                     Fiscal Year End ($) (1)
                                    ----------------------                     -----------------------
Name                           Exercisable          Unexercisable          Exercisable         Unexercisable
----                           -----------          -------------          -----------         -------------
Steven L. Banks                  10,083                  --              $  5,671.69                 --
Larry G. Phillips                    --                  --                    --                    --


(1) Amounts reflecting gains on outstanding options are based on the average between the high and low prices for the shares on June 30, 2000, which was $20.8125 per share.

         Officer SERPs

         Effective February 1, 2000, Steve Banks entered into an Executive Shareholder Benefit Plan Agreement under which, upon his retirement after attaining age 65, he will be entitled to receive the annuitized value of his accrued benefit under the agreement, payable over a 15-year period. That benefit is based on the benefits which are required to be expensed over not to exceed 10 years under generally accepted accounting principles. The amount to be expensed is equal to 54.55% of the difference between (a) the Bank's aggregate after-tax income derived from annual increases in the cash surrender value of a specified hypothetical pool of no-load, no-surrender charge life insurance policies and
(b) a specified after-tax cost of funds expense incurred to acquire such policies. As of June 30, 2000, the accrued benefit under this Agreement for Steve Banks was $42,974. If Mr. Banks voluntarily terminates his employment with the Bank before age 65 for any reason other than cause, he will be entitled to his accrued benefit determined as of the date of his termination of employment payable over a 15-year period commencing within 30 days following his termination of employment. If his employment is terminated involuntarily, including within three years following a change in control of the Bank, but excluding termination for cause or for reasons of death or disability, or if he terminates his employment within three years following a change in control of the Bank, he will be entitled to receive an annual payment of $282,024 payable over a 15-year period commencing after Mr. Banks attains age 65. Death and disability benefits are also provided under this agreement. Upon a change in control of the Bank, a secular trust is to be created and funded with the present value of the annual benefit of $282,024 payable over 15 years, plus the increased taxes resulting from the early taxation of those benefits at the time such secular trust is created. These benefits are to be paid by the secular trust upon Mr. Banks' attainment of age 65. The payment of benefits to Mr. Banks under this Executive Shareholder Benefit Plan Agreement is currently secured by a rabbi trust funded with insurance policies and other assets.

         Under the previously announced merger agreement between MCHI and MutualFirst Financial, Inc., the merger is not to be deemed a change in control and the Agreement, subject to certain amendments, is to continue in effect following the merger.

         Effective February 29, 2000, Larry G. Phillips entered into a Second Restated Executive Supplemental Retirement Income Agreement under which, upon his retirement after attaining age 65, he would be eligible to receive an annual retirement benefit of $106,782 over a 15-year period. Mr. Phillips is also eligible to receive an actuarially reduced benefit at age 55. If Mr. Phillips voluntarily terminates his employment before age 65 for reasons other than cause, his death, his disability or following a change in control, he will be entitled to receive his accrued benefit under this agreement as of the date of his termination, increased at an annual rate of 7.89% and payable over a 15-year period commencing at age 65. If Mr. Phillips is involuntarily terminated other than for cause and other than after a change in control of the Bank, he will be entitled to receive his full annual benefit of $106,782 over a 15-year period commencing at age 55. Death and disability benefits are also provided under this agreement, including a $10,000 burial benefit. The benefits payable under this agreement are secured by a rabbi trust funding with insurance policies and other assets. Upon a change in control of the Bank, a secular trust is to be created and funded with the present value of the $106,782 annual benefit payable over 15 years plus the increased taxes resulting from the early taxation of those benefits at the time such secular trust is created. Those benefits are to be paid by the secular trust upon Mr. Phillips' attainment of age 65.

         Under the previously announced merger agreement between MCHI and MutualFirst Financial, Inc., Mr. Phillips will receive a cash payment in consideration for the termination of this Agreement.

         Employment Contracts

         The Bank has entered into three-year employment contracts with Mr. Banks and Mr. Phillips (the "Employees"), effective January 17, 2000. MCHI has guaranteed the Bank's obligations under these contracts. The contracts extend annually for an additional one-year term to maintain their three-year term if the Bank's Board of Directors determines to so extend them, unless notice not to extend is properly given by either party to the contracts. The Employees receive their current salary subject to increases approved by the Board of Directors. The contracts also provide, among other things, for participation in other fringe benefits and benefit plans available to the Bank's employees. The Employees may terminate their employment upon 60 days' written notice to the Bank. The Bank may discharge the Employees for cause (generally, dishonesty, incompetence, forms of misconduct or certain legal violations) at any time or in certain specified events. If the Bank terminates the Employees' employment without cause or if the Employees terminate their own employment for cause (generally, material changes in duties or authority, breaches by the Bank of the contract, or a relocation of the Bank's principal office by more than 25 miles), the Employees will receive their base compensation under the contract for an additional three years if the termination follows a change of control of MCHI, and for the balance of the contract if the termination does not follow a change in control. In addition, during such period, the Employees will continue to participate in the Bank's group insurance plans and retirement plans, or receive comparable benefits. Moreover, within a period of three months after such termination following a change of control, the Employees will have the right to cause the Bank to purchase any stock options they hold for a price equal to the fair market value (as defined in the contract) of the shares subject to such options minus their option price. If the payments provided for in the contract, together with any other payments made to the Employees by the Bank, are deemed to be payments in violation of the "golden parachute" rules of the Code, such payments will be reduced to the largest amount which would not cause the Bank to lose a tax deduction for such payments under those rules. As of the date hereof, the cash compensation which would be paid under the contract to the Employees if the contract were terminated after a change of control of MCHI, without cause by the Bank or for cause by the Employees, would be $585,000 in the case of Mr. Banks and $330,000 in the case of Mr. Phillips. For purposes of this employment contract, a change of control of MCHI is generally an acquisition of control, as defined in regulations issued under the Change in Bank Control Act and the Savings and Loan Company Act.

         The employment contract protects the Bank's confidential business information and protects the Bank from competition by the Employees should they voluntarily terminate their employment without cause or be terminated by the Bank for cause.

         The existence of these contracts may make a merger, other business combination or change of control of the Bank more difficult or less likely. This is because, unless the Employees are allowed to maintain their positions and authority with the Bank, they will be entitled to payments which in the aggregate may be deemed to be substantial. However, the employment contracts provide security to the Employees, and the Board of Directors believe that it will encourage their objective evaluation of opportunities for mergers, other business combinations or other transactions involving a change of control of MCHI or the Bank since they will be in a position to evaluate such transactions without significant concerns about the matter in which such transactions will affect their financial security.

         The previously announced merger between MCHI and MutualFirst Financial, Inc. will constitute a change of control of MCHI for purposes of these agreements. Pursuant to the merger agreement between those two corporations, the employment contracts will be terminated and specified amounts paid to the Employees in consideration of such termination.

         Compensation of Directors

         All directors of the Bank receive a retainer fee of $1,300 per month. All directors receive $200 for each special meeting of the Board attended. Members of Board Committees, other than officers, are paid a separate fee of $200 per meeting. As Chairman of the Board of the Bank, Mr. Dalton receives a retainer fee of $1,950 per month. As Vice Chairman of the Board of the Bank, Mr. Banks receives a retainer fee of $1,625 per month.

         Directors of MCHI are paid a fee of $100 per meeting if the meeting is held on the same day as a Bank meeting and $200 per meeting if MCHI meets on a different day.

         Supplemental Retirement Plan for Directors. Effective May 1, 1992, and April 1, 1999, the Bank entered into deferred compensation agreements with John
M. Dalton and the former directors listed below who served as directors during the last fiscal year. These agreements provide that upon retirement from the Board after attaining age 70, each director shall be entitled to receive annual benefits in the following amounts for 10 years:

                                                           Period Remaining
       Director                    Annual Payment      Payable at June 30, 2000
       --------                    --------------      ------------------------
  John M. Dalton                       $  9,960            10 years
  Jack O. Murrell                       $10,500            4 years, 8 months
  W. Gordon Coryea (deceased)          $  8,748            4 years, 7 months

         Following a change in control of the Bank, Mr. Dalton could require the Bank to pay him certain of his benefits in a lump sum or over another payment period. A director may also elect to receive his benefits upon attaining age 70 even if he remains on the Board of Directors. Mr. Murrell and Mr. Coryea each had attained age 70 while on the Board and had begun receiving their benefits. Mr. Coryea is now deceased. If service of Mr. Dalton is terminated prior to attaining age 70, the director or his beneficiary may request acceleration of payments based upon accruals to date.

         If Mr. Dalton dies prior to attaining age 70, his beneficiary will receive annual payments equal to the Board fees paid by the Bank in the twelve months immediately prior to his death for a period of 15 years. If he or Mr. Murrell dies after their benefits have commenced, their beneficiaries will be entitled to receive the remaining payments over the balance of the applicable payment period. Mr. Dalton's beneficiary is also entitled to a $10,000 death benefit at his death.

         The Bank for the fiscal year ended June 30, 2000, accrued an expense for this plan of $34,080 which consisted of interest on this deferred liability which accrues at an annual rate of 10.5%.

         Death Benefit Agreements with Mr. Coryea. The Bank, as of April 30, 1998, entered into an agreement with Mr. Coryea which provides that upon his death his beneficiary will be entitled to receive for a 15-year period, an annual payment of $26,000. Mr. Coryea's beneficiary is currently receiving these payments under the plan.

         The Bank has purchased paid-up life insurance on the lives of the directors covered under the supplemental retirement plan for directors and death benefit agreement described above, to fund the benefits available under these plans.

         Excess Benefit Agreement and Director Emeritus Plan. On February 28, 1996, Mr. Dalton entered into an Excess Benefit Agreement under which he receives, commencing with attainment of age 65 in 1999, $41,681 per year payable over a 15-year period. He is currently receiving these payments which are secured by a rabbi trust funded with insurance policies [and other assets]. In the event of a change of control of the Bank, a secular trust is to be created and funded with the present value of these benefits, plus the increased taxes resulting from the early taxation of those benefits at the time such secular trust is created. Under the previously announced merger agreement between MCHI and MutualFirst Financial, Inc., MCHI is to use its best efforts to seek the agreement of Mr. Dalton to receive a cash payment as consideration for the termination of this agreement.

         John M. Dalton and Jack O. Murrell are parties to a Director Emeritus Plan under which they are entitled to receive benefits equal to 50% of their regular monthly Board fees if and when they serve as a Director Emeritus of the Bank. Under the previously announced merger agreement between MCHI and MutualFirst Financial, Inc., MCHI is to use its best efforts to terminate these agreements.

         Dalton SERP. Effective February 29, 2000, John M. Dalton entered into a Second Restated Executive Supplemental Retirement Income Agreement under which he would be eligible to receive an annual retirement benefit of $99,000 over a 15-year period, commencing with his attainment of age 65. He is currently receiving those benefits. Death and disability benefits are also provided under this agreement, including a $10,000 burial benefit. The payment of these benefits is secured by a rabbi trust funded with insurance policies and other assets. Upon a change in control of the Bank a secular trust is to be created to which the present value of the $99,000 benefit payable over 15 years plus increased taxes resulting from the early taxation of those benefits at the time such secular trust is created. These benefits are to continue to be paid by the secular trust to Mr. Dalton over the remainder of his 15-year payment period. Under the previously announced merger agreement between MCHI and MutualFirst Financial, Inc., MCHI is to use its best efforts to cause Mr. Dalton to agree to receive a cash payment as consideration for the termination of this agreement.

         Directors Shareholder Benefit Plan. On February 1, 2000, The Bank entered into a Directors Shareholder Benefit Plan Agreement which provides benefits to directors John M. Dalton, Jon R. Marler, Jerry McVicker and Steven
L. Banks. Under this plan, if the director remains in the service of The Bank until his "Benefit Age" under the plan, he will be entitled to receive an annual retirement benefit over a 15-year period commencing within 30 days following his retirement or other termination of service after attaining his Benefit Age. The retirement benefit is based on a specified percentage of the difference between the Bank's after-tax income derived from annual increases in the cash surrender value of a hypothetical pool of life insurance policies and the after-tax cost of funds expense which would be incurred to acquire such policies. If the director dies prior to attaining his Benefit Age but while in the service of The Bank, his beneficiary will be entitled to an annual Survivor's Benefit payable over a 15-year period commencing within 30 days of his death.

         If the director's service is voluntarily or involuntarily terminated prior to attaining his Benefit Age for reasons other than cause, death, disability or following a change in control, the director will receive his accrued benefit under the plan as of the date of his termination of service, which is to be credited with 7% annual interest per year, and is payable over a 15-year period commencing on the first day of the month coinciding with or following the month in which he attains his Benefit Age. If the director is terminated voluntarily or involuntarily coincident with or following a change of control he will be entitled to receive his annual Survivor's Benefit payable over a 15-year period beginning on the first day of the month following his termination of service. If the director is terminated for cause, all benefits will be forfeited by him. There are also other specified death and disability benefits payable under the plan.

         The directors covered by this plan and their Benefit Ages and Survivor's Benefits are as follows:

                                                      Annual Survivor's Benefit
          Director                  Benefit Age         Payable Over 15 Years
          --------                  -----------         ---------------------
         John M. Dalton                 70                     $ 9,167
         Steven L. Banks                70                     $49,528
         Jon R. Marler                  70                     $41,391
         Jerry McVicker                 70                     $32,431

         These benefits are secured by a rabbi trust funded with insurance policies and other assets. Upon a change of control of The Bank, a secular trust is to be created and funded with the present value of the Survivor's Benefit. Under the previously announced merger agreement between MCHI and MutualFirst Financial, Inc., MCHI is to use its best efforts to obtain the consent of John
M. Dalton and Jon R. Marler to a cash payment in consideration for termination of this Plan as to them. As to Mr. Banks and Mr. McVicker, the merger with MutualFirst Financial, Inc. is not to be deemed a change in control and the Plan, subject to certain amendments, is to remain in place.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership at the Common Stock as of July 31, 2000, by each person who is known by MCHI to own beneficially 5% or more of its Common Stock. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

                                          Number of Share of
       Name and Address of                   Common Stock            Percent of
      Beneficial Owner (1)                Beneficially Owned          Class (2)
      --------------------                ------------------          ---------
  Douglas T. Breeden                            68,600                 5.02%
Smith Breeden Associates, Inc.
100 Europa Drive, Suite 200
Chapel Hill, North Carolina 27514

(1) The information in this chart is based on a Schedule 13G Report filed by the above-listed person with the Securities and Exchange Commission containing information concerning shares held by him. It does not reflect any changes in those shareholdings which may have occurred since the date of such filing.

(2) Based upon 1,366,506 shares of Common Stock outstanding which does not include options for 32,975 shares of Common Stock granted to certain directors, officers and employees of MCHI and the Bank.

(3) Smith Breeden Associates, Inc. holds these shares. Douglas T. Breeden owns 63% of the voting stock of Smith Breeden Associates, Inc.

         The following table sets forth certain information regarding directors continuing in office and the nominees for the position of director of MCHI, including the number and percent of shares of Common Stock beneficially owned by such persons as of the Voting Record Date. Unless otherwise indicated, each person in the table below has sole investment and/or voting power with respect to the shares shown as beneficially owned by him. The table also sets forth the number of shares of MCHI Common Stock beneficially owned by Larry G. Phillips, one of MCHI's executive officers, and by all directors and executive officers of MCHI as a group.

                                         Common Stock
                                      Beneficially Owned         Percentage
Name                               as of August 21, 2000(1)       of Class
---------------------------        ------------------------       --------
Director Nominees
Steven L. Banks                            10,583 (2)                0.77%
John M. Dalton                             22,954 (3)                1.68%
Jon R. Marler                              11,083 (4)                0.81%
Jerry D. McVicker                          36,573 (5)                2.66%
Executive Officer
Larry G. Phillips,
Senior Vice President,
Secretary and Treasurer                    15,228 (6)                1.12%
Michael G. Fisher
Vice President of the Bank                    250                     ---%
All directors and executive
officers as a group (7 persons)            96,971 (7)                6.97%

(1) Based upon information furnished by the respective director nominees. Under applicable regulations, shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic power with respect to the shares. Includes shares beneficially owned by members of the immediate families of the director nominees residing in their homes.

(2) Of these shares, 500 are held in a trust as to which Mr. Banks is trustee and beneficiary, and 10,083 are subject to a stock option granted under the Marion Capital Holdings, Inc. Stock Option Plan (the "Option Plan").

(3) Of these shares, 9,717 are owned jointly by Mr. Dalton and his wife and 9,537 are held in a revocable trust as to which Mr. Dalton is co-trustee and his wife is a beneficiary.

(4) Of these shares, 2,000 are held jointly by Mr. Marler and his spouse, and 9,083 are subject to a stock option granted under the Option Plan.

(5) Includes 6,490 shares owned jointly by Mr. McVicker and his wife, 15,000 shares held in a trust as to which Mr. McVicker is trustee and beneficiary, and 10,083 shares subject to a stock option granted under the Option Plan.

(6)      These shares are held jointly by Mr. Phillips and his wife.

(7) The total of such shares includes 29,249 shares subject to stock options granted under the Option Plan.

         On June 8, 2000, MCHI and MutualFirst Financial, Inc. (Nasdaq: MFSF) ("Muncie") based in Muncie, Indiana announced that they had entered into a definitive agreement to merge their respective holding companies and bank subsidiaries.

         Upon completion of the merger, MCHI will be merged into the recently renamed Company, MutualFirst Financial, Inc., and the Bank will be merged into Mutual Federal Savings Bank. The combined banking operation will have a total of 16 branch locations throughout the counties of Delaware, Grant, Kosciusko, and Randolph in Indiana, and will be called Mutual Federal Savings Bank.

         The agreement provides that the shareholders of MCHI will receive 1.862 shares of Muncie common stock for each MCHI common share in a tax-free exchange. Muncie will issue approximately 2.6 million shares of stock to complete the merger, which will be accounted for under the purchase method of accounting. Muncie intends to repurchase as many shares as possible to offset those shares being issued to MCHI's shareholders. Following the merger, the former Muncie and MCHI shareholders will own approximately 70% and 30% of the combined company, respectively.

         Muncie's Board of Directors will be comprised of four directors from MCHI and seven directors from Muncie. Steven L. Banks, the current President and Chief Executive Officer of MCHI, will serve as Senior Vice President and Chief Operating Officer of Grant County for Mutual Federal Savings Bank and he will be one of the four directors joining the Muncie Board of Directors. The other three Company directors who will be joining the Muncie board are John M. Dalton, Jon
R. Marler and Jerry D. McVicker.

         The merger is expected to be completed before the end of calendar 2000, subject to regulatory approval and approval by MCHI and Muncie shareholders.

Item 13.  Certain Relationships and Related Transactions.

         The Bank may make available to its directors, officers, and employees real estate mortgage loans secured by their principal residence and other loans.

         The Bank, as permitted under applicable regulations, has a benefit and compensation program which permits its officer, directors and employees to receive loans from the Bank at an annual rate which is 1/4% lower than the rate charged members of the public. The Bank also waives loan processing fees for such loans. Set forth below is certain information as to loans whose aggregate indebtedness to the Bank exceeded $60,000 at any time during the fiscal year ended June 30, 2000, made to any of the Bank's directors and executive officers pursuant to this program. All such loans were current as of June 30, 2000.

                                                                  Highest Balance                       Interest Rate
                                                                    Outstanding                         in Effect on
                                                                    During the           Balance        June 30, 2000
                         Position with            Type of           Year Ended            as of          or at Time
       Name                the Bank                Loan            June 30, 2000      June 30, 2000     Loan Paid Off
Steven L. Banks(1)    Director, President      Fixed Rate            $   94,498         $  89,272            6.375%
                      and Chief Executive         Mortgage
                            Officer

John M. Dalton            Chairman of       Fixed Rate Mortgage      $ 485,000           $484,763            7.25%
                           the Board         Home Equity Loan        $  99,226                - 0 -          9.25%

Cynthia Fortney         Vice President      Fixed Rate Mortgage      $  113,912         $ 105,894           6.875%

(1) 95% of the principal balance of the loan has been sold to the Federal Home Loan Mortgage Corporation.



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following financial statements are filed in Item 8 of this report:

         Financial Statements

         Consolidated  Statement  of Financial  Condition at June 30, 2000,  and
         1999

         Consolidated Statement of Income for the Fiscal Years ended June 30, 2000, 1999 and 1998

         Consolidated Statement of Shareholders' Equity for the Fiscal Years ended June 30, 2000, 1999 and 1998

         Consolidated Statement of Cash Flows for the Fiscal Years ended June 30, 2000, 1999, and 1998

         Notes to Consolidated Financial Statements

(b) MCHI filed no reports on Form 8-K during the fourth quarter ended June 30, 2000.

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

                                                MARION CAPITAL HOLDINGS, INC.

      Date:  September 25, 2000                 /s/ Steven L. Banks
                                                --------------------------------
                                                Steven L. Banks, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of September, 2000.

  /s/ Steven L. Banks                              /s/ John M. Dalton
  ----------------------------------               -----------------------------
  Steven L. Banks                                  John M. Dalton, Director
  President, Director
  (Principal Executive Officer)

  /s/ Larry G. Phillips                            /s/ Jerry D. McVicker
  ----------------------------------               -----------------------------
  Larry G. Phillips                                Jerry D. McVicker, Director
  Senior Vice President, Secretary and Treasurer
  (Principal Financial and Accounting Officer)
                                                   /s/ Jon R. Marler
                                                   -----------------------------
                                                   Jon R. Marler, Director

                                   EXHIBIT INDEX
Exhibit Index*                                                            Page

3(1) The Articles of Incorporation of the Registrant is incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 33-55052).

3(2) The Code of By-Laws of the Registrant is incorporated by reference to Exhibit 3(2) to the Registration Statement on Form S-I (Registration No. 33-55052).

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

10(3) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and John M. Dalton is incorporated by reference to Exhibit 10(7) to the Registration Statement on Form S-1 (Registration No. 33-55052); First Amendment thereto dated May 19, 1994; Second (denominated First) Amendment to Director Deferred Compensation Agreement of John M. Dalton dated December 1, 1996 is incorporated by reference to
               Exhibit 10(4) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(4) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and James O. Murrell is incorporated by reference to Exhibit 10(9) to the Registration Statement on Form S-1 (Registration No. 33-55052); First Amendment thereto dated May 23, 1994; Second (denominated First). Amendment to Director Deferred Compensation Agreement of James (Jack ) O. Murrell dated December 1, 1996 is incorporated by reference to Exhibit 10(6) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(5) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and Gordon Coryea is incorporated by reference to Exhibit 10(10) to the Registration Statement on Form S-1 (Registration No. 33-55052); First Amendment thereto; Second (denominated First) Amendment to Director Deferred Compensation Agreement of W. Gordon Coryea dated December 1, 1996 is incorporated by reference to Exhibit 10(7) of the Registrant's Form 10-K for the period ended June 30, 1997.

Exhibit Index                                                              Page

10(6) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and George Thomas is incorporated by reference to Exhibit 10(11) to the Registration Statement on Form S-1 (Registration No. 33-55052); First Amendment thereto dated May 24, 1994; Second (denominated First) Amendment to Director Deferred Compensation Agreement of George L. Thomas dated December 1, 1996 is incorporated by reference to
               Exhibit 10(8) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(7) Director Deferred Compensation Agreement effective May 1, 1992, between the Bank and James Gartland is incorporated by reference to Exhibit 10(12) to the Registration Statement on Form S-1 (Registration No. 33-55052); First Amendment thereto dated May 23, 1994; Second (denominated First) Amendment to Deferred Compensation Agreement of James Gartland dated May 23, 1994 is incorporated by reference to Exhibit 10(9) to the Annual Report on Form 10-K for fiscal year ended June 30, 1994.

10(8) Deferred Compensation Agreement between the Bank and Gordon Coryea dated April 30, 1988, as amended as of May 1, 1992, is incorporated by reference to Exhibit 10(13) to the Registration Statement on Form S-1 (Registration No. 33-55052).

10(9) Second Restated Executive Supplemental Retirement Income Agreement dated February 29, 2000, between the Bank and John M. Dalton is incorporated by reference to
               Exhibit 10(3) of the Registrant's Form 10-Q for the quarter ended March 31, 2000.

10(10) Second Restated Executive Supplemental Retirement Income Agreement dated February 29, 2000 between the Bank and Jackie Noble is incorporated by reference to
               Exhibit 10(1) of the Registrant's Form 10-Q for the quarter ended March 31, 2000.

10(11) Second Restated Executive Supplemental Retirement Income Agreement dated February 29, 2000 between the Bank and Nora Kuntz is incorporated by reference to
               Exhibit 10(2) of the Registrant's Form 10-Q for the quarter ended March 31, 2000.

10(12) Second Executive Supplemental Retirement Income Agreement effective dated February 29, 2000 between the Bank and Larry G. Phillips is incorporated by reference to Exhibit 10(4) of the Registrant's Form 10-Q for the quarter ended March 31, 2000.

10(13)         Death Benefit  Agreement between the Bank and Steven L.
               Banks dated December 1, 1996 is incorporated by reference to Exhibit 10(18) of the Registrant's Form 10-K for the period ended June 30, 1997 .

10(14) Excess Benefit Agreement dated as of Februry 28, 1996 between the Bank and John M. Dalton is incorporated by reference to Exhibit 10(18) to the Annual Report on Form 10-K for the fiscal year ended June 30, 1996; First Amendment to Excess Benefit Agreement of John M. Dalton dated December 1, 1996 is incorporated by reference to Exhibit 10(19) of the Registrant's Form 10-K for the period ended June 30, 1997; Second Amendment thereto dated March 10, 2000 is incorporated by reference to Exhibit 10(7) of the Registrant's Form 10-Q for the quarter ended March 31, 2000.

10(15) Excess Benefit Agreement dated as of Februry 28, 1996 between the Bank and Robert D. Burchard is incorporated by reference to Exhibit 10(19) to the Annual Report on Form 10-K for the fiscal year ended June 30, 1996; First Amendment to Excess Benefit Agreement of Robert
               D. Burchard dated December 1, 1996 is incorporated by reference to Exhibit 10(20) of the Registrant's Form 10-K for the period ended June 30, 1997.

Exhibit Index                                                              Page

10(16) Director's Shareholder Benefit Agreement dated February 1, 2000 is incorporated by reference to Exhibit 10(6) of the Registrant's Form 10-Q for the quarter ended March 31, 2000.

10(17) Director Emeritus Agreement dated March 1, 1996 between the Bank and George L. Thomas and First Amendment to such agreement dated December 1, 1996 is incorporated by reference to Exhibit 10(22) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(18) Director Emeritus Agreement dated March 1, 1996 between the Bank and John M. Dalton and First Amendment to such agreement dated December 1, 1996 is incorporated by reference to Exhibit 10(23) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(19) Director Emeritus Agreement dated March 1, 1996 between the Bank and Jack O. Murrell and First Amendment to such agreement dated December 1, 1996 is incorporated by reference to Exhibit 10(24) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(20) Contingent Executive Supplemental Retirement Income Agreement between the Bank and Steven L. Banks dated December 1, 1996 is incorporated by reference to
               Exhibit 10(25) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(21) Second Director Deferred Compensation Plan between the Bank and John M. Dalton dated April 1, 1999 is incorporated by reference to Exhibit 10(24) of the Registrant's Form 10-K for the period ended June 30, 1999.

10(22) Rabbi Trust for the Director Deferred Compensation Master Agreement and Director Emeritus Plan dated December 1, 1996 is incorporated by reference to
               Exhibit 10(26) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(23) Rabbi Trust for the Executive Supplemental Retirement Income Plans and Excess Benefit Plans dated December 1, 1996 is incorporated by reference to Exhibit 10(27) of the Registrant's Form 10-K for the period ended June 30, 1997.

10(24) Executive Shareholder Benefit Agreement between the Bank and Steve Banks dated February 1, 2000, is incorporated by reference to Exhibit 10(5) of the Registrant's Form 10-Q for the quarter ended March 31, 2000.

10(25) Employment Agreement of Steven L. Banks dated January 19, 2000, is incorporated by reference to Exhibit 10(1) of the Registrant's Form 10-Q for the quarter ended December 31, 1999.

10(26) Employment Agreement of Larry G. Phillips dated January 19, 2000, is incorporated by reference to Exhibit 10(2) of the Registrant's Form 10-Q for the quarter ended December 31, 1999.

10(27)         Death Benefit  Agreement  between the Bank and Larry G.
               Phillips dated August 25, 1992 is incorporated by reference to Exhibit 10(20) to the Registration Statement on Form S-1 (Registration No. 33-55052).

21 Subsidiaries of the Registrant is incorporated by reference to Exhibit 22 to the Registration Statement on Form S-1 (Registration No. 33-55052).

23             Consent of Auditors

27             Financial Data Schedule for Period Ended June 30, 2000

* Management contracts and plans required to be filed as exhibits are included as Exhibits 10(1)-10(27).