Form 10-Q
period 2000-09-30
MARION CAPITAL HOLDINGS INC
filed 2000-11-14
CIK 894372

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO
     _________________

                         Commission file number: 0-21108

                          MARION CAPITAL HOLDINGS, INC.
                          -----------------------------
               (Exact name of registrant specified in its charter)


         Indiana                                    35-1872393
         -------                                    ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of November 13, 2000 was 1,368,173.

                          Marion Capital Holdings, Inc.

                                    Form 10-Q

                                      Index

                                                                      Page No.
                                                                      --------

Forward Looking Statements................................................1

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements...........................................2

                  Consolidated Condensed Statement of
                  Financial Condition as of
                  September 30, 2000 and June 30, 2000....................2

                  Consolidated Condensed Statement of
                  Income for the three-month
                  periods ended September 30, 2000 and 1999...............3

                  Consolidated Condensed Statement of
                  Shareholders' Equity for the three
                  months ended September 30, 2000 and 1999................4

                  Consolidated Condensed Statement of
                  Cash Flows for the three months
                  ended September 30, 2000 and 1999.......................5

                  Notes to Consolidated Financial Statements..............7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................9

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk...................................................14


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.............................................17

Item 6.    Exhibits and Reports on Form 8-K..............................17

SIGNATURES...............................................................18

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




                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

             CONSOLIDATED CONDENSED STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)

                                                              September 30,          June 30,
                                                                  2000                2000
ASSETS

 Cash                                                      $  2,227,783          $  3,064,789
 Short-term interest bearing deposits                         4,214,175             3,480,337
                                                           ----------------------------------
   Total cash and cash equivalents                            6,441,958             6,545,126

 Investment securities available for sale                     2,982,500             2,975,750
 Loans held for sale                                             89,300                     0
 Loans receivable, net of allowance for loan losses
   of $2,185,781 and $2,282,634                             164,569,938           164,977,577
 Real estate owned, net                                          41,000                70,303
 Premises and equipment                                       1,659,131             1,694,771
 Stock in Federal Home Loan Bank (at cost which
   approximates market)                                       1,654,900             1,654,900
 Investment in limited partnerships                           3,857,375             3,941,675
 Investment in other affiliate                                  650,000               650,000
 Core deposit intangibles and goodwill                          578,343               601,789
 Cash value of life insurance                                11,522,868            11,422,443
 Other assets                                                 4,395,298             4,332,590
                                                           ----------------------------------

   Total assets                                            $198,442,611          $198,866,924
                                                           ==================================

LIABILITIES

 Deposits                                                  $129,693,053          $130,683,323
 Federal Home Loan Bank Advances                             28,750,237            29,008,495
 Other borrowings                                             2,437,368             2,825,560
 Advances by borrowers for taxes and
   insurance                                                    336,966               186,956
 Other liabilities                                            5,190,106             4,377,392
                                                           ----------------------------------
   Total liabilities                                        166,407,730           167,081,726

SHAREHOLDERS' EQUITY
 Preferred stock:
   Authorized and unissued -- 2,000,000 shares
 Common stock, without par value:
   Authorized -- 5,000,000 shares
   Issued and outstanding -- 1,366,506 and
     1,364,695 shares                                         8,089,802             8,107,140
 Retained earnings                                           23,946,745            23,673,789
 Accumulated other comprehensive income (loss)                   (1,666)                4,269
                                                           ----------------------------------
   Total shareholders' equity                                32,034,881            31,785,198
                                                           ----------------------------------

   Total liabilities and shareholders' equity              $198,442,611          $198,866,924
                                                           ==================================

See notes to consolidated condensed financial statements.

                                   MARION CAPITAL HOLDINGS, INC.
                                    AND WHOLLY-OWNED SUBSIDIARY
                               FIRST FEDERAL SAVINGS BANK OF MARION

                            CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                            (Unaudited)

                                                    Three Months Ended
                                                       September 30,
                                                  2000            1999
Interest income
  Loans                                        $3,597,148       $3,532,902
  Interest-bearing deposits                        63,358           95,106
  Investment securities                            48,716           48,600
  Other interest and dividend income               35,359           23,463
                                              ---------------------------------
    Total interest income                       3,744,581        3,700,071

Interest expense
  Deposits                                      1,645,592        1,660,355
  Federal Home Loan Bank Advances                 470,626          255,422
                                              ---------------------------------
    Total interest expense                      2,116,218        1,915,777

Net interest income                             1,628,363        1,784,294

Provision for losses on loans                      20,000          205,000
                                              ---------------------------------

Net interest income after provision             1,608,363        1,579,294

Other income
  Net loan servicing fees                          15,423           21,221
  Annuity and other commissions                    58,160           44,023
  Losses from limited
    partnerships                                  (84,300)        (129,000)
  Life insurance income and
    death benefits                                100,425           39,050
  Gain on sale of branch office                         0          231,626
  Net gains on loan sales                           9,863           11,090
  Service charges on deposit accounts              74,671           66,109
  Other income                                     39,208           32,995
                                              ---------------------------------
    Total other income                            213,450          317,114
                                              ---------------------------------

Other expenses
  Salaries and employee benefits                  684,040          658,226
  Occupancy expense                                63,212           68,710
  Equipment expense                                31,948           36,670
  Deposit insurance expense                        18,858           32,117
  Real estate operations, net                      (1,262)             161
  Data processing expense                          79,823           75,900
  Advertising                                      12,084           17,957
  Amortization of core deposit
    intangibles and goodwill                       23,446           25,250
  Merger expenses                                   5,367                0
  Other expenses                                  199,550          223,462
                                              ---------------------------------
    Total other expenses                        1,117,066        1,138,453
                                              ---------------------------------

Income before income taxes                        704,747          757,955
  Income tax expense                              151,510          178,540
                                              ---------------------------------

Net income                                       $553,237         $579,415
                                              =================================

Per share
  Basic earnings per share                          $0.41            $0.41
  Diluted earnings per share                        $0.40            $0.40
  Dividends                                         $0.22            $0.22

See notes to consolidated condensed financial statements.

                          MARION CAPITAL HOLDINGS, INC.
                           AND WHOLLY-OWNED SUBSIDIARY
                      FIRST FEDERAL SAVINGS BANK OF MARION

            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                         Total
                                                      Shareholders'
                                                         Equity
                                          --------------------------------------


Balances, July, 1 2000 and 1999                 $31,785,198         $31,743,567

  Comprehensive income
    Net income                                      553,237             579,415
    Other comprehensive income, net of tax
      Unrealized losses on securities                (5,935)             (7,084)
                                          --------------------------------------

    Comprehensive income                            547,302             572,331

  Exercise of stock options                           3,012              19,000

  Cash dividends                                   (300,631)           (313,599)
                                          --------------------------------------

Balances, September 30, 2000 and 1999           $32,034,881         $32,021,299
                                          ======================================

See notes to consolidated condensed financial statements.

                                             MARION CAPITAL HOLDINGS, INC.
                                              AND WHOLLY-OWNED SUBSIDIARY
                                          FIRST FEDERAL SAVINGS BANK OF MARION

                                     CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                                      (Unaudited)

                                                                      Three Months Ended
                                                                         September 30

OPERATING ACTIVITIES                                           2000                      1999
                                                          ----------------         ----------------
   Net Income                                               $  553,237                $  579,415
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                              20,000                   205,000
         Losses from limited partnerships                       84,300                   129,000
         Amortization of net loan origination fees             (42,639)                  (54,641)
         Net amortization of investment securities'
            premiums and discounts                             (16,579)                      570
         Amortization of core deposits and goodwill             23,446                    25,250
         Depreciation                                           48,390                    49,378
         Deferred income tax                                  (199,073)                 (249,789)
         Gain on sale of branch office                               0                  (231,626)
         Gain on sale of loans                                  (9,863)                   (6,121)
         Origination of loans for sale                        (126,825)                 (301,189)
         Proceeds from sale of loans                            47,388                   612,138
         Change in:
            Interest receivable                                (27,066)                  137,925
            Interest payable and other liabilities             812,714                 1,075,723
            Cash value of insurance                           (100,425)                 (128,550)
            Prepaid expense and other assets                   167,325                   385,986
                                                          ----------------          ----------------
               Net cash provided by operating activities     1,234,330                 2,228,469
                                                          ----------------          -------------------

INVESTING ACTIVITIES
   Proceeds from maturity of investment securities
      held to maturity                                               0                 1,000,000
   Purchase of investment securities available
      for sale                                                       0                  (959,070)
   Net changes in loans                                        407,409                   718,841
   Proceeds from real estate owned sales                        52,172                         0
   Purchases of premises and equipment                         (12,750)                  (13,777)
   Net cash disbursed in sale of branch office                       0                (8,593,288)
                                                          ----------------          ----------------
      Net cash provided (used) by investing
        activities                                             446,831                (7,847,294)
                                                          ----------------          ----------------
FINANCING ACTIVITIES
   Net change in:
      Interest-bearing demand and savings deposits          (1,637,859)                 (858,540)
      Certificates of deposit                                  647,589                   941,516
   Proceeds from FHLB advances                               4,000,000                 4,000,000
   Repayment of FHLB advances                               (4,258,258)                 (232,000)
   Repayment of other borrowings                              (388,192)                 (414,784)
   Net change in advances by borrowers for taxes
      and insurance                                            150,010                   109,985
   Proceeds from exercise of stock options                       3,012                    19,000
   Dividends paid                                             (300,631)                 (313,599)
                                                          ----------------          ----------------
      Net cash provided (used) by financing activities      (1,784,329)                3,251,578

                                                          ----------------          ----------------
Net change in cash and cash equivalents                       (103,168)               (2,367,247)

Cash and Cash Equivalents, Beginning of Period               6,545,126                 8,852,688
                                                          ----------------          ----------------

Cash and Cash Equivalents, End of Period                    $6,441,958                $6,485,441
                                                          ================          ================

ADDITIONAL CASH FLOWS AND
SUPPLEMENTARY INFORMATION
   Interest paid                                            $1,343,824                $1,132,098
   Income tax paid                                             265,000                         0





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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments, comprising only normal recurring accruals, necessary to present fairly the Company's financial position as of September 30, 2000, results of operations for the three-month periods ended September 30, 2000 and 1999, and cash flows for the three month periods ended September 30, 2000 and 1999.

NOTE B: Dividends and Earnings Per Share

On August 21, 2000, the Board of Directors declared a quarterly cash dividend of $.22 per share. This dividend was paid on September 15, 2000 to shareholders of record as of August 31, 2000. On October 23, 2000, the Board of Directors declared a quarterly cash dividend of $.22 per share. This dividend will be paid on November 29, 2000, to shareholders of record as of November 15, 2000. This dividend, normally payable December 15, was declared early to facilitate the anticipated alliance with MutualFirst Financial Inc. in December, 2000.

Earnings per share (EPS) were computed as follows:

                                                  Three Months Ended                     Three Months Ended
                                                  September 30, 2000                     September 30, 1999
                                                  ------------------                     ------------------

                                                   Weighted                                Weighted
                                                   Average    Per Share                    Average     Per Share
                                      Income        Shares      Amount         Income       Shares      Amount
Basic earnings per share
 Income available to
 common shareholders                $553,237      1,365,655     $.41         $579,415     1,425,064      $.41
                                                                ====                                     ====

Effect of dilutive securities
 Stock options                                        4,244                                   8,581
                                                      -----                                   -----

Diluted earnings per share
 Income available to
 common shareholders and
 assumed conversions                $553,237      1,369,899     $.40         $579,415     1,433,645      $.40
                                    ========      =========     ====         ========     =========      ====

NOTE C: Reporting Comprehensive Income

The Company adopted Statement of financial Accounting Standards No. 130, Reporting comprehensive Income. Comprehensive income includes unrealized gains on securities available for sale, net of tax. Accumulated other comprehensive income and income tax on such income reported are as follows:

                                                     Three Months Ended
                                                       September 30
                                                       ------------
                                                   2000                 1999
                                                   ----                 ----

Accumulated other comprehensive income (loss)
  Balance, July 1                                 $  4,269            $ 13,624
  Net unrealized losses                           (  5,935)            ( 7,084)
                                                  ---------           ---------

  Balance, September 30                           $( 1,666)           $  6,540
                                                  =========           =========
Income tax credit
  Unrealized holding losses                       $( 3,893)           $( 4,646)
                                                  =========           =========

NOTE D: Merger Information

In June 2000, the Company entered into a definitive agreement (agreement) to merge with MutualFirst Financial Inc. (MutualFirst), Muncie, Indiana. Under the agreement, shareholders of the Company would have 1.862 shares of MutualFirst common stock for each share of Company common stock owned. The merger will be accounted for using the purchase method of accounting. The merger is subject to approval by the Company shareholders and regulatory agencies and is expected to be consummated before the end of the calendar year 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Additional Merger Information.

On October 13, 2000, MutualFirst common stock closed at $13.00 per share. Based on that price, the value of 1.862 shares of MutualFirst common stock would have been approximately $24.21 and the aggregate market value of the merger consideration would have been approximately $33.1 million, excluding outstanding stock options. These values, however, may increase or decrease as a result of fluctuations in the market price of MutualFirst common stock.

Each outstanding option to purchase shares of Company common stock will be converted into an option to purchase 1.862 times as many shares of MutualFirst common stock. The per share exercise price will be divided by 1.862, but the other terms and conditions of the converted option will not change. Fractional shares will be rounded down to the nearest whole share and per share exercise prices will be rounded down to the nearest whole cent. Options for 31,308 shares of Company common stock were outstanding on October 13, 2000.

The combined banking operation will have a total of 16 branch locations throughout the counties of Delaware, Grant, Kosciusko and Randolph in Indiana, and will be called Mutual Federal Savings Bank.

MutualFirst's Board of Directors will be comprised of four directors from the Company and seven directors from Muncie. Steven L. Banks, the current President and Chief Executive Officer of the Company, will serve as Senior Vice President and Chief Operating Officer of Grant County for Mutual Federal Savings Bank, a subsidiary of MutualFirst and he will be one of the four directors joining the Board of Directors. The other three Company directors who will be joining the Board are John M. Dalton, Jon R. Marler and Jerry D. McVicker.

General.

The Company's total assets were $198.4 million at September 30, 2000 compared to $198.9 million at June 30, 2000. Cash and cash equivalents decreased $103,000 and investment securities remained unchanged from June 30, 2000 to September 30, 2000. Net loans receivable were $164.6 million at September 30, 2000, a decrease of $408,000, or .2%, from June 30, 2000. The Company owned real estate owned at September 30, 2000 in the amount of $41,000, compared to the real estate owned at June 30, 2000 of $70,000.

Deposits decreased to $129.7 million at September 30, 2000 compared to $130.7 million at June 30, 2000, a .8% decrease. Passbook and transaction accounts decreased by $1.6 million and certificate of deposit accounts increased by $.6 million.

Federal Home Loan Bank advances decreased to $28.8 million at September 30, 2000, compared to $29.0 million at June 30, 2000, a .9% decrease.

Other liabilities increased from $4.4 million at June 30, 2000, to $5.2 million at September 30, 2000, primarily as the result of an increase in accrued interest payable on deposits. A large portion of the Company's deposits pay interest semi-annually at June 30 and December 31 of each year.

Shareholders' equity was $32.0 million at September 30, 2000, compared to $31.8 million at June 30, 2000.

Results of Operations Comparison of Three Months Ended September 30, 2000 and September 30, 1999.

Net income for the three months ended September 30, 2000 of $553,237 was a 4.5% decrease from the three months ended September 30, 1999, of $579,415. Net interest income for the quarter ended September 30, 2000, equaled $1,628,363, a decrease of 8.7% from the quarter ended September 30, 1999, of $1,784,294. Interest income increased by $44,510 for the three months ended September 30, 2000, compared to the prior period, while interest expense increased by $200,441 for the three months ended September 30, 2000 compared to the prior period. The interest on Federal Home Loan Bank advances increased by $215,204, while interest on deposits decreased by $14,763 from the prior period. The increase in Federal Home Loan Bank advances interest is the result of increased borrowings and a general overall increase in interest rates. These borrowings were used to provide funding to sell the Decatur Branch deposits in September 1999 and fund life insurance policies on directors and officers.

A provision of $20,000 for losses on loans was made for the three months ended September 30, 2000 compared to a $205,000 provision in the same period last year. The large loan loss provision was made in the prior year as a result of the Company's ongoing evaluation of its impaired loans and their net realizable value. As foreclosure actions were proceeding and receivers were appointed during the quarter ended September 30, 1999, on non-residential real estate loans totaling approximately $1,400,000, the Company was able to obtain detailed information to evaluate the properties and length of time to complete legal proceedings to acquire the assets. The Company charged off $327,000 of these loans for the period ending September 30, 1999. These loans remain in the process of foreclosure as of September 30, 2000, and the Company believes that the loan loss allowance at September 30, 2000, remains adequate to absorb future losses.

Total other income decreased by $103,664 for the three months ended September 30, 2000, compared to the same period in the prior year. This decrease is attributable to the sale of the Decatur branch deposits and facilities, resulting in a gain of $231,626 included in the quarter ended September 30, 1999. The Company experienced an increase in commissions from annuity and mutual fund sales of $14,137 over the same period last year and an increase of fee income amounting to approximately $8,562. Equity losses in limited partnerships decreased from $129,000 for the quarter ended September 30, 1999 to a $84,000 loss for the quarter ended September 30, 2000. It is projected that the partnership will operate at a loss as designed from inception. Life insurance income increased by $61,375 for the three-month period ending September 30, 2000.

Total other expenses decreased by $21,387 for the three months ended September 30, 2000, compared to the same period in the prior year.

Income tax expense for the three months ended September 30, 2000 amounted to $151,510, a decrease of $27,030 from the three months ended September 30, 1999. The Company's effective tax rate for the three months ended September 30, 2000 was 21%, compared to 24% for the comparable period in 1999. The decrease in the effective tax rate was primarily attributed to the increase life insurance income and death benefits.

Allowance for loan losses amounted to $2.2 million at September 30, 2000, which decreased $96,853 from June 30, 2000 after adjusting for charge-offs and recoveries. The $20,000 provision for the three months ended September 30, 2000 and the resulting level of the allowance for loan losses was determined, as for any period, based on the evaluation of nonperforming loans and other classified loans, changes in the composition of the loan portfolio with allowance allocations made by loan type, past loss experience, the amount of loans outstanding and current economic conditions.

The allowance for loan losses is computed by assigning an estimated loss percentage to loans outstanding in each category of loans held in the portfolio. All categories of loans, including multi-family, commercial real estate and other commercial, and consumer loans, are assigned a higher percentage than single-family loans based on greater risk factors inherent in these types of loans. In addition to maintaining the allowance as a percentage of the outstanding loans in the portfolio, additional reserves are provided for nonperforming loans and other classified loans based on management's assessment of impairment, if any. Individual loans are specifically analyzed to determine an estimate of loss, and those specific allocations are then included as part of the loan loss allowance. Historically, the Company has been able to minimize its losses on loans in relation to the allowance and loans outstanding. Management considers the allowance to be adequate and will continue monitor the allowance for loan losses at least on a quarterly basis and adjust the provision accordingly to maintain the allowance for loan losses at the prescribed level. The following table illustrates the changes affecting the allowance for loan losses for the three months ended September 30, 2000.

                                                      Allowance For
                                                       Loan Losses

         Balances at July 1, 2000......................$2,282,634
         Provision for losses..............................20,000
         Recoveries...........................................217
         Loans charged off..............................( 117,070)
                                                        ----------

         Balances at September 30, 2000................$2,185,781
                                                       ==========

The loan loss reserves to total loans at September 30, 2000 equaled 1.31% of total loans outstanding, compared to 1.36% of total loans outstanding at June 30, 2000. Total non-performing assets increased during the three months ended
September 30, 2000, from $2.1 million at June 30, 2000 to $2.3 million at September 30, 2000. Non-performing assets at September 30, 2000, consisted of non-accruing loans in the amount of $2,224,000 and real estate owned of $41,000.

Total non-performing loans totaled 1.33% of total loans outstanding at September 30, 2000 compared to 1.22% of total loans at June 30, 2000.

The following table further depicts the amounts and categories of the Bank's non-performing assets. All loans delinquent over 90 days are placed in non-accrual status. Any loan deemed to be uncollectible is charged off.

                                     September 30,            June 30,
                                        2000                    2000
                                        ----                    ----
                                           (Dollars in Thousands)

Accruing loans delinquent
    more than 90 days................  $     ---              $     ---
Non-accruing loans:
    Residential......................        719                    551
    Multi-family.....................        ---                    ---
    Commercial real estate...........      1,224                  1,305
    Commercial loans.................        220                    152
    Consumer.........................         61                     28
Troubled debt restructurings.........        ---                    ---
                                       ---------              ---------
   Total non-performing loans........      2,224                  2,036
Real estate owned, net...............         41                     72
                                        --------              ---------
    Total non-performing assets......  $   2,265              $   2,108
                                       =========              =========
Non-performing loans to
    total loans......................       1.33%                  1.22%
Non-performing assets to
    total assets.....................       1.14%                  1.06%

Average Balances and Interest.

The following table presents for the periods indicated the monthly average balances of the Company's interest-earning assets and interest-bearing liabilities, the interest earned or paid on such amounts, and the average yields earned and rates paid. Such yields and costs are determined by dividing income or expense by the average balance of assets or liabilities for the periods presented.



                                                           Three Months September 30
                                                           -------------------------
                                                2000                                    1999
                                   -------------------------------       ----------------------------------
                                                             (Dollars in Thousands)

                                   Average                  Average      Average                    Average
                                   Balance     Interest      Rate        Balance      Interest       Rate
                                   -------     --------      -----       -------      --------       ----
Total interest-
  earnings assets..........        $176,169      $3,744      8.50%       $179,258      $3,700        8.26%
Total interest-
  bearing liabilities......         158,817       2,116      5.33%        156,586       1,916        4.89%
                                                 ------                                 -----
Net interest income/
Interest rate spread.......                      $1,628      3.17%                     $1,784        3.37%
                                                 ======                                ======

Shareholders' Equity.

Shareholders' equity at September 30, 2000 was $32,034,881, an increase of $249,683 from June 30, 2000. The Company's equity to asset ratio was 16.14% at September 30, 2000, compared to 15.98% at June 30, 2000. There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At September 30, 2000, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since September 30, 2000, that management believes have changed the Bank's classification.

                                                                 September 30, 2000
                                                --------------------------------------------------
                                                                      Required
                                                                    for Adequate            To Be Well
                                          Actual                       Capital              Capitalized
                                      ------------------------------------------------------------------------
                                      Amount         Ratio         Amount       Ratio        Amount      Ratio
--------------------------------------------------------------------------------------------------------------
Total risk-based capital
  (to risk-weighted assets)          $29,043         20.5%         $11,307      8.0%         $14,134     10.0%
Tier I risk based capital
  (to risk-weighted assets)           27,273         19.3%          11,307      8.0%          14,134     10.0%
Core capital
   (to adjusted tangible assets)      27,273         14.3%           5,727      3.0%          11,455      6.0%
Core capital
   (to adjusted total assets)         27,273         14.3%           5,727      3.0%           9,546      5.0%

Liquidity and Capital Resources.

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 5%, of which 1% must be comprised of short-term investments. At September 30, 2000, the Bank's liquidity ratio was 8.7%.

Other.

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

The Bank protects against problems arising in a falling interest rate environment by requiring interest rate minimums on its residential and commercial real estate adjustable-rate mortgages and against problems arising in a rising interest rate environment by having in excess of 87% of its mortgage loans with adjustable rate features. Management believes that these minimums, which establish floors below which the loan interest rate cannot decline, will continue to reduce its interest rate vulnerability in a declining interest rate environment. For the loans which do not adjust because of the interest rate minimums, there is an increased risk of prepayment.

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

The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed changed in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations that do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. As the Bank does not meet either of these requirements, it is not required to file Schedule CMR, although it does so voluntarily. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal". The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease
(whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

Presented below, as of September 30, 2000 and September 30, 1999, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points. At September 30, 2000, 2% of the present value of the Bank's assets was approximately $3.9 million. Because the interest rate risk of a 200 basis point decrease in market rates (which was greater than the interest rate risk of a 200 basis point increase) was $1.3 million at September 30, 2000, the Bank would not have been required to make a deduction from its total capital available to calculate its risk based capital requirement if it had been subject to the OTS's reporting requirements under this methodology.

                                       September 30, 2000
                                       ------------------
                   Net Portfolio Value           NPV as % of PV of Assets
Change
In Rates      $ Amount      $Change      %Change      NPV Ratio      Change
---------------------------------------------------------------------------
                (Dollars in Thousands)

+300 bp      $ 29,662        $ -902         -3%         15.85%        +9 bp

+200 bp        30,424          -140          0%         16.02%       +27 bp

+100 bp        30,737           172          1%         16.00%       +24 bp

   0 bp        30,565                                   15.75%

-100 bp        29,953          -612         -2%         15.32%       -43 bp

-200 bp        29,273        -1,291         -4%         14.86%       -90 bp

-300 bp        28,908        -1,657         -5%         14.53%      -122 bp


                                       September 30, 1999
                                       ------------------
                   Net Portfolio Value           NPV as % of PV of Assets
Change
In Rates      $ Amount      $Change      %Change      NPV Ratio      Change
---------------------------------------------------------------------------
                (Dollars in Thousands)

+300 bp      $ 29,135       $-2.459         -8%         16.03%       -73 bp

+200 bp        30,446        -1,148         -4%         16.50%       -25 bp

+100 bp        31,287          -307         -1%         16.75%         0 bp

   0 bp        31,594                                   16.75%

-100 bp        31,441          -153          0%         16.55%       -21 bp

-200 bp        31,279          -315         -1%         16.34%       -42 bp

-300 bp        31,431          -163         -1%         16.26%       -50 bp

As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Most of the Bank's adjustable rate loans have interest rate minimums of 6.00% for residential loans and 8.50% for commercial real estate loans. Currently, originations of residential adjustable rate mortgages have interest rate minimums of 7.50%. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase although the Bank does underwrite these mortgages at approximately 2.0% above the origination rate. The Company considers all of these factors in monitoring its exposure to interest rate risk.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor the Bank were, during the quarter ended September 30, 2000, or are, as of the date hereof, involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage loans.

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

          27   Financial Data Schedule

b)   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MARION CAPITAL HOLDINGS, INC.



Date: November 14, 2000                By:/s/ Steven L. Banks
                                          --------------------------------------
                                              Steven L. Banks, President

Date: November 14, 2000                By:/s/ Larry G. Phillips
                                          --------------------------------------
                                              Larry G. Phillips, Vice President,
                                              Secretary and Treasurer